Form 10-K
period 1995-12-31
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E; MORTGAGE SECURITIES III TRUSTS F
filed 1996-04-01
CIK 785818, 799630, 808264, 814144, 826488, 830431

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-K

          [x]     Annual Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934

          [ ]    Transition Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934


     For the Fiscal Year Ended                     Commission File
        December 31, 1995                          Number 33-2253

        MORTGAGE SECURITIES III TRUSTS A, B, C, D, E AND F

          Delaware Trusts             (IRS Employer Identification
                                            No. 91-1314537)

  Securities Registered Pursuant to Section 12(b) of the Act: None

  Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to
such filing requirements for the past 90 days.  Yes X  No   .

The Registrant meets the conditions set forth in General
Instruction J(1)(a) and (b) of Form 10-K and is therefore, filing this form with the reduced disclosure format.

Mortgage Securities III Trusts A, B, C, D, E and F
TABLE OF CONTENTS
                                                              Page
PART I
     Item 1.   Business                                         1
     Item 2.   Properties                                       1
     Item 3.   Legal Proceedings                                1
     Item 4.   Submission of Matters to a Vote of
                 Security Holders                               1
PART II
     Item 5.   Market for the Registrant's Beneficial Interest
                 and Related Security Holder Matters            2
     Item 6.   Selected Financial Data                          2
     Item 7.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  2
     Item 8.   Financial Statements and Supplementary Data      3
     Item 9.   Disagreements on Accounting and Financial
                 Disclosures                                    3
PART III
     Item 10.  Directors and Executive Officers of the
                 Registrant                                     4

     Item 11.  Executive Compensation                           4

     Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management                          4

     Item 13.  Certain Relationships and Related Transactions   4

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                            5

SIGNATURE                                                       8

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
  SCHEDULES                                                     9

INDEX TO EXHIBITS                                              55

PART I
Item 1.   Business
Mortgage Securities III Trusts A, B, C, D, E and F (the "Trusts") were established under the laws of Delaware by a trust agreement. Prior to December 27, 1987, the trust agreement was among Mortgage Securities III Corporation, Weyerhaeuser Real Estate Company and
Wilmington Trust Company.   On  December  27,  1987, Weyerhaeuser
Real Estate Company dividended its beneficial interests in Mortgage Securities III Trusts A, B, C, D, E and F to Weyerhaeuser Company. The Trusts were organized to, and are engaged to raise funds through the issuance and sale of Collateralized Mortgage Obligation bonds collateralized by Government National Mortgage Association (GNMA) and Federal National Mortgage Association
(FNMA) certificates. The Trusts A, B, C, D, E and F were established on April 8, 1986 and commenced business on June 30, 1986, September 30, 1986, December 30, 1986, February 27, 1987,
December  22, 1987 and March 30, 1988, respectively.

Each  Trust  has issued a series of Collateralized Mortgage
Obligations (the  "Bonds").   Trust A, B, C, D and F's Bonds are
collateralized  by GNMA  and  FNMA certificates and Trust E's Bonds are collateralized  by GNMA certificates.
          Trust            Date Issued            Bonds Issued
            A            June 30, 1986            $100,000,000
            B            September 30, 1986       $100,000,000
            C            December 30, 1986        $100,000,000
            D            February 27, 1987        $ 75,600,000
            E            December 22, 1987        $131,600,000
            F            March 30, 1988           $129,250,000

Item 2.   Properties
The Trusts A, B, C, D, E and F have no physical properties.

Item 3.   Legal Proceedings
The Trusts A, B, C, D, E and F are not a party to any material pending proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders
Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

PART II

Item 5. Market for the Registrant's Beneficial Interest and Related Security Holder Matters

As of March 15, 1996, the Trusts' beneficial interest is owned by Mortgage Securities III Corporation and is not traded on any stock exchange or on the over-the-counter market.

Item 6.   Selected Financial Data

Omitted pursuant to General Instruction J(2)(a) of Form 10-K.

Item   7.     Management's   Discussion  and  Analysis   of
Financial Condition and Results of Operations

Business activity during 1995, 1994 and 1993 consisted of the collection of principal and interest by the trustee on the GNMA and
FNMA certificates and the disbursement of the required payment of interest and principal to the bondholders.

The  following  table outlines principal payments made  by  the
Trusts during 1995 to the Class 2, 3 and 4 bondholders.  Accrued interest  was added  to  the  principal of Class 4 Bonds for
Collateralized  Mortgage Obligation Bonds Trusts B, E and F.
                Class 2       Class 3       Class 4        Total
Trust A       $         -   $         -   $ 2,259,429   $ 2,259,429
Trust B                 -     4,068,172    (1,157,252)    2,910,920
Trust C                 -             -     2,485,629     2,485,629
Trust D         1,780,991             -         N/A       1,780,991
Trust E                 -     9,082,461    (3,203,217)    5,879,244
Trust F                 -     3,316,927      (709,667)    2,607,260

This rate of payment is sufficient to retire the Bonds prior to their stated maturity.

In December 1986, the Financial Accounting Standards Board issued Statement No. 91, which established a new method of accounting for nonrefundable fees and costs associated with purchasing a group of loans and the method of recognizing interest income and
expense.   This statement  is  applicable to all transactions entered into for fiscal years beginning after December 15, 1987. Retroactive application with restatement of the financial statements for all years presented was optional. Upon evaluation of this accounting statement and the current method of accounting, the Company elected to adopt Statement No. 91 prospectively for Trusts E and F. Under the new standard all discounts and hedging costs will be recognized over the contractual life of the loan as a yield adjustment. The Company elected not to adopt Statement No. 91 retroactively for Trusts A, B, C and D. Since no transactions have been entered into after the effective date of this statement, the Company will continue to use its current method, which approximates the effective interest method, for Trusts A, B, C and D.

Item 8.   Financial Statements and Supplementary Data

The financial statements of the Trusts, together with the related
Notes to  Financial  Statements and Report of Independent Public
Accountants, for the three years ended December 31, 1995, are included herein.

Item 9.   Disagreements on Accounting and Financial Disclosures

There was no change in accountants, nor any material disagreement with accountants on any matter of accounting principles, practices or financial statement disclosures, during the year ended December 31, 1995.

PART III
Item 10.  Directors and Executive Officers of the
Registrant Omitted pursuant to General Instruction J(2)(c) of Form 10-K.
Item 11.  Executive Compensation
Omitted pursuant to General Instruction J(2)(c) of Form 10-
K.

Item 12.  Security   Ownership   of  Certain  Beneficial   Owners
          and Management
Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions
Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          Report of Independent Public Accountants.

          Statements  of Operations for the Three Years Ended
          December 31, 1995 Trust A.


          Statements  of Operations for the Three Years Ended
          December 31, 1995 Trust B.


          Statements  of Operations for the Three Years Ended
          December 31, 1995 Trust C.


          Statements  of Operations for the Three Years Ended
          December 31, 1995 Trust D.


          Statements  of Operations for the Three Years Ended
          December 31, 1995 Trust E.


          Statements  of Operations for the Three Years Ended
          December 31, 1995 Trust F.


          Balance Sheets as of December 31, 1995 and December 25,
          1994 Trust A.
          Balance Sheets as of December 31, 1995 and December 25,
          1994 Trust B.
          Balance Sheets as of December 31, 1995 and December 25,
          1994 Trust C.
          Balance Sheets as of December 31, 1995 and December 25,
          1994 Trust D.
          Balance Sheets as of December 31, 1995 and December 25,
          1994 Trust E.
          Balance Sheets as of December 31, 1995 and December 25,
          1994 Trust F.

          Statements of Changes in Owner's Beneficial Interest for the Three Years Ended December 31, 1995 Trust A.

          Statements of Changes in Owner's Beneficial Interest for the Three Years Ended December 31, 1995 Trust B.

          Statements of Changes in Owner's Beneficial Interest for the Three Years Ended December 31, 1995 Trust C.

          Statements of Changes in Owner's Beneficial Interest for the Three Years Ended December 31, 1995 Trust D.

          Statements of Changes in Owner's Beneficial Interest for the Three Years Ended December 31, 1995 Trust E.

          Statements of Changes in Owner's Beneficial Interest for the Three Years Ended December 31, 1995 Trust F.


          Statements  of Cash Flows for the Three Years Ended
          December 31, 1995 Trust A.

          Statements  of Cash Flows for the Three Years Ended
          December 31, 1995 Trust B.

          Statements  of Cash Flows for the Three Years Ended
          December 31, 1995 Trust C.

          Statements  of Cash Flows for the Three Years Ended
          December 31, 1995 Trust D.

          Statements  of Cash Flows for the Three Years Ended
          December 31, 1995 Trust E.

          Statements  of Cash Flows for the Three Years Ended
          December 31, 1995 Trust F.


          Notes  to  Financial  Statements for the  Three  Years
          Ended December 31, 1995

     (2)  Financial Statement Schedules:

          Schedule IV-Indebtedness to Related Parties - Not
          Current Trust E

          Schedule IV-Indebtedness to Related Parties - Not
          Current Trust F

          Schedule XIII - Other Security Investments Trust A
          Schedule XIII - Other Security Investments Trust B
          Schedule XIII - Other Security Investments Trust C
          Schedule XIII - Other Security Investments Trust D
          Schedule XIII - Other Security Investments Trust E
          Schedule XIII - Other Security Investments Trust F




     (3)  Exhibits:

          Certificate of Incorporation of Mortgage Securities
          III Corporation   (incorporated   by   reference   to
          3(a)   to Registration Statement on Form S-11 dated
          December 18, 1985).

          Bylaws   of   Mortgage  Securities   III Corporation
          (incorporated by reference to Exhibit 3(b) to Registration Statement on Form S-11 dated December 18,
          1985).

          Form  of Indenture dated June 1, 1986 between the
          Trust and Texas Commerce Bank National Association, as Trustee, relating to GNMA and FNMA Collateralized Mortgage Obligations (incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-11 dated December 18,
          1985).

          Form of Supplemental Indenture dated as of June 1,
          1986 (incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-11 dated July 11, 1986).


(b)  Exhibits are included in Item (a)(3) above.


(c) Financial Statement Schedules required by Regulation S-X are included in Item (a)(2) above.

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of January 1996.


                                 MORTGAGE SECURITIES III TRUSTS
                                       A, B, C, D, E AND F
                                 Trusts acting through Wilmington
                                 Trust Company, not in its
                                 individual capacity, but solely as
                                 Owner Trustee


                                   By:/s/ John M. Beeson, Jr.

                                   Name:  John M. Beeson, Jr.

                                   Title: Vice President

Mortgage Securities III Trusts A, B, C, D, E and F

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following financial statements are referenced in Item 8:
                                                               Page
Report of Independent Public Accountants                        12

Statements of Operations for the Three Years Ended
December 31, 1995 Trust A                                       14

Statements of Operations for the Three Years Ended
December 31, 1995 Trust B                                       15

Statements of Operations for the Three Years Ended
December 31, 1995 Trust C                                       16
Statements of Operations for the Three Years Ended
December 31, 1995 Trust D                                       17

Statements of Operations for the Three Years Ended
December 31, 1995 Trust E                                       18

Statements of Operations for the Three Years Ended
December 31, 1995 Trust F                                       19


Balance Sheets as of December 31, 1995 and December 25, 1994
Trust A                                                         20

Balance Sheets as of December 31, 1995 and December 25, 1994
Trust B                                                         21

Balance Sheets as of December 31, 1995 and December 25, 1994
Trust C                                                         22

Balance Sheets as of December 31, 1995 and December 25, 1994
Trust D                                                         23

Balance Sheets as of December 31, 1995 and December 25, 1994
Trust E                                                         24

Balance Sheets as of December 31, 1995 and December 25, 1994
Trust F                                                         25










Statements of Changes in Owner's Beneficial Interest for the
Three Years Ended December 31, 1995 Trust A                     26


Statements of Changes in Owner's Beneficial Interest for the
Three Years Ended December 31, 1995 Trust B                     27


Statements of Changes in Owner's Beneficial Interest for the
Three Years Ended December 31, 1995 Trust C                     28


Statements of Changes in Owner's Beneficial Interest for the
Three Years Ended December 31, 1995 Trust D                     29


Statements of Changes in Owner's Beneficial Interest for the
Three Years Ended December 31, 1995 Trust E                     30


Statements of Changes in Owner's Beneficial Interest for the
Three Years Ended December 31, 1995 Trust F                     31


Statements of Cash Flows for the Three Years Ended December
31, 1995 Trust A                                                32

Statements of Cash Flows for the Three Years Ended December
31, 1995 Trust B                                                33

Statements of Cash Flows for the Three Years Ended December
31, 1995 Trust C                                                34

Statements of Cash Flows for the Three Years Ended December
31, 1995 Trust D                                                35

Statements of Cash Flows for the Three Years Ended December
31, 1995 Trust E                                                36

Statements of Cash Flows for the Three Years Ended December
31, 1995 Trust F                                                37


Notes to Financial Statements for the Three Years Ended
December 31, 1995                                               38














                                                               Page
The following financial statement schedules are included herein:
     Schedule IV-Indebtedness to Related Parties - Not Current
     Trust E                                                     47

     Schedule IV-Indebtedness to Related Parties - Not Current
     Trust F                                                     48

     Schedule XIII-Other Security Investments Trust A            49

     Schedule XIII-Other Security Investments Trust B            50

     Schedule XIII-Other Security Investments Trust C            51

     Schedule XIII-Other Security Investments Trust D            52

     Schedule XIII-Other Security Investments Trust E            53

     Schedule XIII-Other Security Investments Trust F            54


                 Report of Independent Public Accountants

To the Beneficial Owner of Mortgage
Securities III Trusts A, B, C, D, E and F


We have audited the accompanying balance sheets of Mortgage Securities III Trusts A, B, C, D, E and F (trusts established under the laws of the State of Delaware) as of December 31, 1995 and December 25, 1994, and the related statements of operations, changes in owner's beneficial interest, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortgage Securities III Trusts A, B, C, D, E and F, as of December 31, 1995 and December 25, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                                   ARTHUR ANDERSEN LLP

Los Angeles, California
January 19, 1996

                  Mortgage Securities III Trust A
                    Statements of Operations
           For the Three Years Ended December 31, 1995

(Dollar amounts in thousands)


                                         1995      1994      1993
Interest income                         $1,203    $1,498    $2,503
Interest expense                         1,144     1,504     2,613

Net income(loss)                        $   59    $   (6)   $ (110)





   The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust B
                    Statements of Operations
           For the Three Years Ended December 31, 1995

(Dollar amounts in thousands)


                                         1995      1994      1993
Interest income                         $1,927    $2,329    $3,799
Interest expense                         1,870     2,346     3,993

Net income(loss)                        $   57    $  (17)   $ (194)




















   The accompanying notes are an integral part of these statements.

                              -15-

                  Mortgage Securities III Trust C
                    Statements of Operations
           For the Three Years Ended December 31, 1995

(Dollar amounts in thousands)


                                         1995      1994      1993

Interest income                         $1,725    $2,076    $3,553
Interest expense                         1,761     2,225     3,973

Net loss                                $  (36)   $ (149)   $ (420)


   The accompanying notes are an integral part of these statements.

                              -16-

                  Mortgage Securities III Trust D
                    Statements of Operations
           For the Three Years Ended December 31, 1995

(Dollar amounts in thousands)


                                         1995      1994      1993
Interest income                         $1,554    $1,780    $2,843
Interest expense                         1,538     1,813     2,998

Net income(loss)                        $   16    $  (33)   $ (155)




















   The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust E
                      Statements of Operations
            For the Three Years Ended December 31, 1995

(Dollar amounts in thousands)


                                          1995      1994      1993
Interest income                         $ 4,854   $ 5,487   $ 7,971
Interest expense                          5,387     6,582    10,480
Interest expense to affiliate (Note 5)    2,753     2,058     1,620

Net loss                                $(3,286)  $(3,153)  $(4,129)






 The accompanying notes are an integral part of these statements.

                               -18-

                  Mortgage Securities III Trust F
                     Statements of Operations
            For the Three Years Ended December 31, 1995

(Dollar amounts in thousands)


                                          1995      1994      1993

Interest income                          $1,398   $ 1,776    $ 4,118
Interest expense                          1,400     2,011      6,097
Interest expense to affiliate (Note 5)    1,338     1,000        788

Net loss                                $(1,340)  $(1,235)   $(2,767)





   The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust A
                           Balance Sheets
            December 31, 1995 and December 25, 1994

(Dollar amounts in thousands)



                                               1995        1994
Assets
Cash and equivalents:
  Trust account                              $      1    $      1
  Collection account (Notes 3 and 4)              844       1,020
                                              -------     -------
                                                  845       1,021


Receivable from beneficial owner                1,746       1,746
Interest receivable                                98         114
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized premium of $41 and
  $48 (Notes 2, 4, 5 and 7)                    11,772      13,838
                                              -------     -------
                                             $ 14,461    $ 16,719
                                              =======     =======

Liabilities and Owner's Beneficial Interest

Interest payable                             $    355    $    424
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 11,667      13,915

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                             2,438       2,379
                                              -------     -------
    Total Owner's Beneficial Interest           2,439       2,380
                                              -------     -------
                                             $ 14,461    $ 16,719
                                              =======     =======












The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust B
                           Balance Sheets
            December 31, 1995 and December 25, 1994

(Dollar amounts in thousands)


                                               1995        1994
Assets
Cash and equivalents:
  Trust account                              $      1    $      1
  Collection account (Notes 3 and 4)            1,003       1,092
                                              -------     -------
                                                1,004       1,093


Receivable from beneficial owner                  370         370
Interest receivable                               161         182
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $233 and
  $267 (Notes 2, 4, 5 and 7)                   19,751      22,524
                                              -------     -------
                                             $ 21,286    $ 24,169
                                              =======     =======

Liabilities and Owner's Beneficial Interest

Interest payable                             $    570    $    656

Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 18,763      21,617

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                             1,952       1,895
                                              -------     -------
    Total Owner's Beneficial Interest           1,953       1,896
                                              -------     -------
                                             $ 21,286    $ 24,169
                                              =======     =======








The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust C
                           Balance Sheets
              December 31, 1995 and December 25,
1994

(Dollar amounts in thousands)

                                               1995        1994
Assets
Cash and equivalents:
  Trust account                              $      1    $      1
  Collection account (Notes 3 and 4)            1,067       1,014
                                              -------     -------
                                                1,068       1,015


Receivable from (payable to) beneficial
  owner                                           236         236
Interest receivable                               138         154
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $194 and
  $222 (Notes 2, 4, 5 and 7)                   17,721      20,285
                                              -------     -------
                                             $ 19,163    $ 21,690
                                              =======     =======

Liabilities and Owner's Beneficial Interest

Interest payable                             $    535    $    610
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 17,529      19,945

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                             1,098       1,134
                                              -------     -------
    Total Owner's Beneficial Interest           1,099       1,135
                                              -------     -------
                                             $ 19,163    $ 21,690
                                              =======     =======








The accompanying notes are an integral part of these balance sheets.


                  Mortgage Securities III Trust D
                           Balance Sheets
            December 31, 1995 and December 25, 1994

(Dollar amounts in thousands)


                                               1995        1994

Assets
Cash and equivalents:
  Trust account                              $      1    $      1
  Collection account (Notes 3 and 4)              223         278
                                              -------     -------
                                                  224         279


Receivable from beneficial owner                1,653       1,573
Interest receivable                               124         135
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized premium of $68 and
  $75 (Notes 2, 4, 5 and 7)                    17,097      18,888
                                              -------     -------
                                             $ 19,098    $ 20,875
                                              =======     =======

Liabilities and Owner's Beneficial Interest

Interest payable                             $    241    $    266
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 16,725      18,493

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                             2,131       2,115
                                              -------     -------
    Total Owner's Beneficial Interest           2,132       2,116
                                              -------     -------
                                             $ 19,098    $ 20,875
                                              =======     =======



The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust E
                           Balance Sheets
               December 31, 1995 and December 25, 1994

(Dollar amounts in thousands)


                                                    1995        1994

Assets
Cash and equivalents:
  Trust account                                   $      1    $      1
  Collection account (Notes 3 and 4)                 2,716       2,711
                                                   -------     -------
                                                     2,717       2,712


Receivable from beneficial owner                     1,662       1,662
Interest receivable                                    389         427
Government National Mortgage Association
  Certificates, net of unamortized
  discount of $488 and $613
  (Notes 2, 4, 5 and 7)                             54,032      59,945
Deferred hedging costs (Note 2)                        460         578
                                                   -------     -------
                                                  $ 59,260    $ 65,324
                                                   =======     =======

Liabilities and Owner's Beneficial Interest
Interest payable                                  $  1,143    $  1,275
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                      46,855      52,253
Payable to Weyerhaeuser Mortgage Company            32,705      29,953
    (Note 5)
Owner's Beneficial Interest:
  Owner's beneficial interest                            1           1
  Accumulated deficit                              (21,444)    (18,158)
                                                   -------     -------
    Total Owner's Beneficial Interest              (21,443)    (18,157)
                                                   -------     -------
                                                  $ 59,260    $ 65,324
                                                   =======     =======


The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust F
                            Balance Sheets
              December 31, 1995 and December 25, 1994

(Dollar amounts in thousands)


                                                    1995        1994

Assets
Cash and equivalents:
  Trust account                                   $      1    $      1
  Collection account (Notes 3 and 4)                   684       1,236
                                                   -------     -------
                                                       685       1,237


Receivable from beneficial owner                     1,937       1,937
Interest receivable                                    111         128
Government National and Federal National
  Mortgage Certificates, net of unamortized
  discount of $54 and $68
  (Notes 2, 4, 5 and 7)                             14,604      16,561
Deferred hedging costs (Note 2)                        178         222
                                                   -------     -------
                                                  $ 17,515    $ 20,085
                                                   =======     =======

Liabilities and Owner's Beneficial Interest

Interest payable                                  $    389    $    464
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                      12,676      15,169
Payable to Weyerhaeuser Mortgage Company (Note 5)   15,899      14,561

Owner's Beneficial Interest:
  Owner's beneficial interest                            1           1
  Accumulated deficit                              (11,450)    (10,110)
                                                   -------     -------
    Total Owner's Beneficial Interest              (11,449)    (10,109)
                                                   -------     -------
                                                  $ 17,515    $ 20,085
                                                   =======     =======

The accompanying notes are an integral part of these balance sheets.


                  Mortgage Securities III Trust A
      Statements of Changes in Owner's Beneficial Interest
           For the Three Years Ended December 31, 1995

(Dollar amounts in thousands)


                                  Owner's
                                Beneficial    Retained
                                 Interest     Earnings      Total
Balance at December 27, 1992        $1         $2,495       $2,496
Net loss                             -           (110)        (110)
Balance at December 26, 1993         1          2,385        2,386
Net loss                             -             (6)          (6)
Balance at December 25, 1994         1          2,379        2,380
Net income                           -             59           59
Balance at December 31, 1995        $1         $2,438       $2,439




The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust B
      Statements of Changes in Owner's Beneficial Interest
           For the Three Years Ended December 31, 1995

(Dollar amounts in thousands)


                                  Owner's
                                Beneficial    Retained
                                 Interest     Earnings       Total

Balance at December 27, 1992        $1         $2,106       $2,107
Net loss                             -           (194)        (194)
Balance at December 26, 1993         1          1,912        1,913
Net loss                             -            (17)         (17)
Balance at December 25, 1994         1          1,895        1,896
Net income                           -             57           57
Balance at December 31, 1995        $1         $1,952       $1,953




The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust C
        Statements of Changes in Owner's Beneficial Interest
            For the Three Years Ended December 31, 1995

(Dollar amounts in thousands)


                                 Owner's
                               Beneficial     Retained
                                Interest      Earnings       Total

Balance at December 27, 1992        $1         $1,703       $1,704
Net loss                             -           (420)        (420)
Balance at December 26, 1993         1          1,283        1,284
Net loss                             -           (149)        (149)
Balance at December 25, 1994         1          1,134        1,135
Net loss                             -            (36)         (36)
Balance at December 31, 1995        $1         $1,098       $1,099




The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust D
            Statements of Changes in Owner's Beneficial Interest
            For the Three Years Ended December 31, 1995

(Dollar amounts in thousands)



                                  Owner's
                                Beneficial    Retained
                                 Interest     Earnings       Total
Balance at December 27, 1992        $1         $2,303       $2,304
Net loss                             -           (155)        (155)
Balance at December 26, 1993         1          2,148        2,149
Net loss                             -            (33)         (33)
Balance at December 25, 1994         1          2,115        2,116
Net income                           -             16           16
Balance at December 31, 1995        $1         $2,131       $2,132





The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust E
       Statements of Changes in Owner's Beneficial Interest
            For the Three Years Ended December 31, 1995

(Dollar amounts in thousands)


                                  Owner's
                                Beneficial    Accumulated
                                 Interest       Deficit       Total

Balance at December 27, 1992        $1         $(10,876)     $(10,875)
Net loss                             -           (4,129)       (4,129)
Balance at December 26, 1993         1          (15,005)      (15,004)
Net loss                             -           (3,153)       (3,153)
Balance at December 25, 1994         1          (18,158)      (18,157)
Net loss                             -           (3,286)       (3,286)
Balance at December 31, 1995        $1         $(21,444)     $(21,443)




The accompanying notes are an integral part of these statements.

                              -30-

                  Mortgage Securities III Trust F
       Statements of Changes in Owner's Beneficial Interest
            For the Three Years Ended December 31, 1995

(Dollar amounts in thousands)


                                  Owner's
                                Beneficial    Accumulated
                                 Interest       Deficit       Total
Balance at December 27, 1992        $1         $ (6,108)     $ (6,107)
Net loss                             -           (2,767)       (2,767)
Balance at December 26, 1993         1           (8,875)       (8,874)
Net loss                             -           (1,235)       (1,235)
Balance at December 25, 1994         1          (10,110)      (10,109)
Net loss                             -           (1,340)       (1,340)
Balance at December 31, 1995        $1         $(11,450)     $(11,449)




 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust A
                      Statements of Cash Flows
            For the Three Years Ended December 31,
1995

(Dollar amounts in thousands)

                                       1995        1994        1993
Cash flows from operations:
  Net income(loss)                   $     59    $     (6)   $   (110)
  Adjustments to reconcile net
    loss to net cash provided
    by operations:
    Amortization, net                      19           58        135
    Accretion of interest                   -          470      1,775
    Changes in:
      Interest receivable                  16           59        122
      Interest payable                    (69)        (256)      (513)

Net cash provided by operations            25          325      1,409

Cash flows from investing:
  Mortgage-backed certificates--
    Collections on principal            2,059        6,653     14,447

Cash flows from financing:
  Collateralized Mortgage
    Obligation bonds --
    Payments on principal              (2,260)      (9,391)   (19,288)

Net increase (decrease) in cash and
   equivalents                           (176)      (2,413)    (3,432)
Cash and equivalents at beginning
   of year                              1,021        3,434      6,866

Cash and equivalents at end of year  $    845     $  1,021   $  3,434

Supplemental disclosure:
   Cash paid during the year for
     interest                        $  1,201     $  1,255   $  1,267




 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust B
                     Statements of Cash Flows
            For the Three Years Ended December 31, 1995

(Dollar amounts in thousands)


                                       1995        1994        1993

Cash flows from operations:
  Net income(loss)                   $    57     $   (17)    $   (194)
  Adjustments to reconcile net
    loss to net cash provided
    by operations:
    Amortization, net                     23          62          189
    Accretion of interest              1,157       1,059          968
    Changes in:
      Interest receivable                 21          71          151
      Interest payable                   (86)       (330)        (629)

Net cash provided by operations         1,172        845          485

Cash flows from investing:
   Mortgage-backed certificates--
    Collections on principal            2,807      7,644       18,513

Cash flows from financing:
   Collateralized Mortgage
     Obligation bonds --
     Payments on principal             (4,068)   (13,132)     (22,804)

Net increase (decrease) in cash
  and equivalents                         (89)    (4,643)      (3,806)
Cash and equivalents at beginning
  of year                               1,093      5,736        9,542

Cash and equivalents at end of year   $ 1,004    $ 1,093    $   5,736

Supplemental disclosure:
  Cash paid during the year for
   interest                           $   741    $ 1,466    $   3,249




 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust C
                     Statements of Cash Flows
            For the Three Years Ended December 31, 1995

(Dollar amounts in thousands)


                                       1995        1994        1993

Cash flows from operations:
  Net loss                           $   (36)    $  (149)    $  (420)
  Adjustments to reconcile net
    loss to net cash provided
    by operations:
    Amortization, net                     41         121         347
    Accretion of interest                  -       1,332       1,631
    Changes in:
      Interest receivable                 16          69         144
      Interest payable                   (75)       (312)       (607)

Net cash provided by operations          (54)      1,061       1,095

Cash flows from investing:
   Mortgage-backed certificates --
    Collections on principal           2,592       7,505      19,070


Cash flows from financing:
  Collateralized Mortgage
   Obligation bonds --
   Payments on principal              (2,485)    (12,714)    (22,363)

Net increase (decrease) in cash and
  equivalents                             53      (4,148)     (2,198)
Cash and equivalents at beginning
  of year                              1,015       5,163       7,361
Cash and equivalents at end of year  $ 1,068     $ 1,015     $ 5,163

Supplemental disclosure:
  Cash paid during the year for
   interest                          $ 1,767     $ 1,004     $ 2,397




 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust D
                      Statements of Cash Flows
             For the Three Years Ended December 31, 1995

(Dollar amounts in thousands)


                                       1995        1994        1993

Cash flows from operations:
  Net income(loss)                   $    16      $   (33)    $  (155)
  Adjustments to reconcile net
   loss to net cash used in
   operations:
   Amortization, net                      20           60         177
   Changes in:
     Interest receivable                  12           41         122
     Receivable from beneficial
       owner                             (81)         (79)       (125)
     Interest payable                    (25)         (99)       (235)

Net cash used in operations              (58)        (110)       (216)

Cash flows from investing:
  Mortgage-backed certificates --
  Collections on principal             1,784        5,586      16,418


Cash flows from financing:
  Collateralized Mortgage
   Obligation bonds --
   Payments on principal              (1,781)      (6,900)    (16,479)

Net increase (decrease) in cash
  and equivalents                        (55)      (1,424)       (277)
Cash and equivalents at beginning
  of year                                279        1,703       1,980


Cash and equivalents at end of year  $   224      $   279    $  1,703

Supplemental disclosure:
  Cash paid during the year for
   interest                          $ 1,551      $ 1,874    $  3,122
 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust E
                      Statements of Cash Flows
            For the Three Years Ended December 31, 1995

(Dollar amounts in thousands)


                                        1995        1994        1993
Cash flows from operations:
  Net loss                            $ (3,286)   $ (3,153)   $ (4,129)
  Adjustments to reconcile net
    loss to net cash provided
    by operations:
    Amortization, net                      475         891       2,090
    Accretion of interest                3,203       2,930       2,681
    Changes in:
      Interest receivable                   38         113         180
      Receivable from beneficial
       owner                                 -           -        (188)
      Interest payable                    (133)       (447)       (518)
      Interest payable to
       an affiliate (Note 5)             2,752       2,058       1,620


Net cash provided by operations          3,049       2,392       1,736

Cash flows from investing:
   Mortgage-backed certificates --
     Collections on principal            6,038      13,047      25,029

Cash flows from financing:
   Collateralized Mortgage
   Obligation bonds --
     Payments on principal              (9,082)    (22,819)    (25,705)

Net (decrease) increase in cash
  and equivalents                            5      (7,380)      1,060
Cash and equivalents at beginning
  of year                                2,712      10,092       9,032

Cash and equivalents at end of year   $  2,717    $  2,712    $ 10,092

Supplemental disclosure:
  Cash paid during the year for
    interest                          $  1,716    $  3,055    $  5,543

  The accompanying notes are an integral part of these statements.

                     Mortgage Securities III Trust F
                         Statements of Cash Flows
               For the Three Years Ended December 31, 1995

(Dollar amounts in thousands)


                                       1995         1994        1993
Cash flows from operations:
  Net loss                           $ (1,340)   $ (1,235)   $ (2,767)
  Adjustments to reconcile net loss
    to net cash provided by/(used
    in) operations:
    Amortization, net                     144         323       1,921
    Accretion of interest                 710         649         594
    Changes in:
      Interest receivable                  17          97         248
      Interest payable                    (75)       (455)     (1,023)
      Interest payable to
       an affiliate (Note 5)            1,338       1,000         788

Net cash provided by/(used in)
  operations                              794         379        (239)

Cash flows from investing:
  Mortgage-backed certificates--
    Collections on principal            1,971       9,769      31,720


Cash flows from financing:
  Collateralized Mortgage
    Obligation bonds --
    Payments on principal              (3,317)    (17,602)    (35,526)


Net increase (decrease) in cash and
  equivalents                            (552)     (7,454)     (4,045)
Cash and equivalents at beginning
  of year                               1,237       8,691      12,736

Cash and equivalents at end of year  $    685    $  1,237    $  8,691

Supplemental disclosure:
  Cash paid during the year for
   interest                          $    606    $  1,455    $  4,274


The accompanying notes are an integral part of these statements.

          Mortgage Securities III Trusts A, B, C, D, E and F
                     Notes to Financial Statements
              For the Three Years Ended December 31, 1995

(Dollar amounts in thousands)

Note 1. Description of business:
       Mortgage Securities III Trusts A, B, C, D, E and F (the "Trusts") were established under the laws of Delaware
       by  a trust  agreement.   Prior  to December  27,  1987,
       the trust agreement was among Mortgage Securities III Corporation, Weyerhaeuser Real Estate Company and Wilmington
       Trust Company. On   December  27,  1987,  Weyerhaeuser  Real
       Estate Company dividended its beneficial interests in Mortgage Securities III Trusts A, B, C, D, E and F to Weyerhaeuser Company which in turn contributed its beneficial interests in the Trusts to Weyerhaeuser
       Financial  Services,   Inc.,   a   wholly-owned subsidiary
       of Weyerhaeuser Company. The Trusts were organized to, and are engaged to raise funds through the issuance and sale
       of    Collateralized Mortgage Obligation bonds
       collateralized  by  Government National  Mortgage
       Association (GNMA)   and  Federal  National  Mortgage
       Association (FNMA) certificates. The Trusts A, B, C, D, E and F were established on April 8, 1986 and commenced business on June 30, 1986, September 30, 1986, December 30, 1986, February 27, 1987, December 22, 1987 and March 30, 1988, respectively.

       Each  Trust  has  issued  a series of Collateralized
       Mortgage Obligations (the "Bonds").  Trust A, B, C, D and
       F's Bonds are collateralized by GNMA and FNMA certificates and Trust E's Bonds are collateralized by GNMA certificates.



       Trust                Date Issued           Bonds Issued
         A               June 30, 1986            $100,000
         B               September 30, 1986       $100,000
         C               December 30, 1986        $100,000
         D               February 27, 1987        $ 75,600
         E               December 22, 1987        $131,600
         F               March 30, 1988           $129,250

       Activity during 1995, 1994 and 1993, consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders.
Note 2. Accounting policies:
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Trust  A, B, C and D's GNMA and FNMA certificates are
       carried at   par  value  adjusted  for  any  unamortized
       premiums  or discounts.  These premiums and discounts are
       amortized using a method  approximating the effective
       interest method  over  the estimated  life of the underlying mortgage loans. The Bonds are carried at par value less unamortized discounts. These discounts are amortized using a method approx-imately the effective interest method over the estimated life
       of  the Bonds.   Due to prepayments on the underlying
       mortgage loans, revisions are made each quarter to the remaining period to maturity of the certificates and the Bonds. The amortization described above reflects these revisions.

       Trust E's GNMA certificates and Trust F's GNMA and FNMA certificates are carried at par value less
       unamortized discounts.   These discounts are amortized using
       an  interest method  which computes a constant effective
       yield and includes
       estimates  of  future prepayments on the certificates  in
       the calculation  of the constant effective yield.   Hedging
       costs related to holding GNMA and FNMA certificates have been deferred and are also being amortized using the interest method and includes estimates of future prepayments on the certificates in the calculation of the constant effective yield. The Bonds are carried at par value less unamortized
       discounts.   These discounts are amortized using the
       interest method and include estimates of future prepayments on the Bonds in the calculation of the
       constant  effective  yield. Semi-annually    differences
       between   anticipated    future prepayments  and  actual
       prepayments  are  calculated.   The effective  yield  is
       then recalculated to reflect actual prepayments to date and anticipated future prepayments. The unamortized discounts and accumulated hedging amortization are adjusted (with a corresponding charge or credit to interest income/expense) to reflect the amount that would have existed had the new effective yield been applied since the purchase of certificates and/or issuance of Bonds.


       In December 1986, the Financial Accounting Standards Board issued Statement No. 91, which established a new method of accounting for nonrefundable fees and costs associated with purchasing a group of loans and the method of recognizing interest income and expense. This statement must be applied prospectively to all
       transactions entered  into  for  fiscal years   beginning
       after  December  15,  1987.    Retroactive application  with
       restatement of the financial statements for all years presented was optional. Upon evaluation of this accounting statement and the current method of accounting, the Company elected to adopt Statement No. 91 prospectively for Trusts E and F. Under the new standard, all discounts and hedging costs are recognized over the contractual life of the loan as a yield adjustment. The Company elected not to adopt Statement No. 91 retroactively for Trusts A, B, C and D. Since no transactions have been entered into after the effective date of this statement, the Company will continue to use its current method, which approximates the effective interest method, for Trusts A, B, C and D.

       Cash and equivalents include cash held in the collection accounts and invested in short term investments with original maturities of less than three months.

Note 3. Collateralized Mortgage Obligation Bonds:

       Bonds  at  December 31, 1995 and December 25, 1994 consist of the following:
                                                   1995        1994
          Collateralized Mortgage Obligation
            Bonds, Trust A:

          Class 4 - 9.20%, stated maturity
            July 1, 2016                        $ 11,723    $ 13,983
          Unamortized discount                       (56)        (68)
                                                 -------     -------
                                                $ 11,667    $ 13,915
                                                 =======     =======
          Collateralized Mortgage Obligation
            Bonds, Trust B:

          Class 3 - 9.00%, stated maturity
            April 1, 2010                       $  5,538    $  9,606
          Class 4 - 9.00%, stated maturity
            October 1, 2016                       13,590      12,432
          Unamortized discount                      (365)       (421)
                                                 -------     -------
                                                $ 18,763    $ 21,617
                                                 =======     =======
         Collateralized Mortgage Obligation
            Bonds, Trust C:

          Class 4 - 9.00%, stated maturity
            January 1, 2017                     $ 17,994    $ 20,479
          Unamortized discount                      (465)       (534)
                                                 -------     -------
                                                $ 17,529    $ 19,945
                                                 =======     =======





                                                  1995         1994
          Collateralized Mortgage Obligation
            Bonds, Trust D:

          Class 2 - 8.55%, stated maturity
            December 1, 2014                    $  2,237    $  4,018
          Class 3 - 8.60%, stated maturity
            March 1, 2017                         14,600      14,600
                                                    (112)       (125)
                                                 -------     -------
                                                $ 16,725    $ 18,493
                                                 =======     =======
          Collateralized Mortgage Obligation
            Bonds, Trust E:

          Class 3 - 9.00%, stated maturity
            January 1, 2006                     $ 13,186    $ 22,269
          Class 4 - 9.00%, stated maturity
            January 1, 2018                       37,616      34,412
          Unamortized discount                    (3,947)     (4,428)
                                                 -------     -------
                                                $ 46,855    $ 52,253
                                                 =======     =======
          Collateralized Mortgage Obligation
            Bonds, Trust F:

          Class 3 - 9.00%, stated maturity
            January 1, 2014                     $  4,736    $  8,053
          Class 4 - 9.00%, stated maturity
            April 1, 2018                          8,334       7,624
          Unamortized discount                      (394)       (508)
                                                 -------     -------
                                                $ 12,676    $ 15,169
                                                 =======     =======

       The stated maturity is the date such class will be fully paid, assuming that scheduled interest and principal payments (with no prepayments) on the certificates are timely received.

       All collections on the certificates pledged as security for the Bonds will be remitted directly to a collection account (the "Collection Account") established with the Trustee and together with the reinvestment earnings thereon, will be available for application to the payment of principal and interest on the bonds on the following payment date.

       Each  Trust's  Bonds are subject to a special redemption,
       in whole or in part, if , as a result of substantial payments of principal on the underlying mortgage loans
       and/or   low reinvestment yields, the Trusts determine that
       the amount of cash anticipated to be on deposit in the Collection Accounts on the next payment date might be insufficient to make required payments on the Bonds. Any such redemption would not exceed the principal amount of Bonds that would otherwise be required to be paid on the
       next payment  date.   As  a result,  a special redemption of
       Bonds will not result in a payment to bondholders more than two months earlier than the payment date on which such payment would otherwise have been received. The Bonds are not otherwise subject to call at the option of the Trusts except that the Class 1, Class 2 and Class 3 Bonds may, in the case of each such class, be redeemed in whole, but not in part, at the Trusts' option on any payment date if the aggregate outstanding principal amount of the Bonds of the class to be redeemed is less than 10 percent of its aggregate initial principal amount.

       Trust A, B, C, E and F's Class 4 Bonds may be redeemed in whole, but not in part, at the Trusts' option on any payment date on or after July 1, 2001, October 1, 2001, January 1, 2002, January 1, 2003 and April 1, 2003, respectively, if only the Class 4 Bonds are then outstanding (or on any earlier payment date if only the Class 4 Bonds are then outstanding and the current principal amount of Trust A, B, C, E and F's Class 4 Bonds are less than $10,560, $6,100, $10,500, $13,160 and
       $12,925, respectively).

       Trust D's Class 1 and Class 2 Bonds may be redeemed in whole, but not in part, at the Trust's option on any payment date on or after March 1, 1997 and the Class 3 Bonds may be redeemed in whole, but not in part, at the Trust's option on any payment date on or after March 1, 2002.

       Any such redemptions at the option of the Trusts shall be at a price equal to 100 percent of the unpaid principal amount of such Bonds plus such accrued interest.

       The  maturities  of  the Collateralized  Mortgage
       Obligation Bonds are based on the prepayment speed
       (liquidations) on the GNMA and FNMA certificates
       collateralizing the Bonds and  the reinvestment  of
       scheduled  distributions  at  the   assumed reinvestment
       rates.  Maturities for the succeeding five years
       which estimates liquidations based on current market interest rates are as follows:
          Trust A   Trust B   Trust C   Trust D   Trust E   Trust F
1996      $ 2,220   $ 3,062   $ 2,758   $ 2,325   $ 7,580   $ 2,899
1997        1,861     2,677     2,381     2,030     6,700     2,435
1998        1,564     2,345     2,056     1,770     5,934     2,055
1999        1,318     2,059     1,775     1,544     5,267     1,745
2000        1,116     1,813     1,534     1,345     4,689     1,494

Note 4.  Assets pledged:

      Trust  A,  B,  C,  D and F's Bonds are collateralized  by  the
      Trusts' GNMA and FNMA certificates and the Collection Accounts
      (see  Note 3).  Trust E Bonds are collateralized by Trust  E's
      GNMA  certificates.  Collections on the certificates are  used to meet the quarterly Bond interest payments and to reduce the outstanding  principal balance on the Bonds.  As  of  December
      31,  1995,  certificates  are  guaranteed  by  the  Government
      National   Mortgage  Association  and  the  Federal   National
      Mortgage Association as follows:
                          Government National     Federal National
                         Mortgage Association    Mortgage Association
       Trust A                 $  7,794                 $ 3,937
       Trust B                   17,004                   2,980
       Trust C                   12,596                   5,319
       Trust D                   14,215                   2,814
       Trust E                   54,520                    N/A
       Trust F                    3,261                  11,397

Note 5.  Related parties:
      Trusts A, B, C and D purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA and FNMA certificates which were used to collateralize the Bonds. The purchases were at par value, plus Trust A and D's purchase premiums and less Trust B and C's purchase discounts. The purchases were financed with market-rate short-term debt from this affiliate until proceeds from the bond issuance were obtained.


      Trust  E purchased from an affiliate, Weyerhaeuser
      Mortgage Company,  GNMA  certificates which were used to
      collateralize the  Bonds.  Trust F purchased from an
      affiliate, Weyerhaeuser Mortgage  Company, GNMA and FNMA
      certificates which were  used to collateralize the Bonds.
      The purchases were at par value, less the purchase discounts.
      The purchases were financed with the proeeds received from the bond issuances and notes due to Weyerhaeuser Mortgage Company. The notes bear interest at Bank of America's prime rate and interest shall
      be compounded annually.   The  principal balances and all
      accrued interest shall be due on each note on January 1, 2018 ("Maturity"). The principal and accrued interest on the notes will be paid by the Trusts with the proceeds of a capital contribution from Weyerhaeuser Financial Services, Inc., to the extent that residual payments from the GNMA and FNMA certificates are insufficient to retire the debt and related interest.

      The receivable from beneficial owner, Mortgage Securities III Corporation, represents cash received from GNMA and FNMA certificates in excess of bond principal and interest payments required on Class 1 bonds which has been advanced to the beneficial owner. This amount is non-interest bearing and has no fixed repayment terms.

      Certain ongoing administrative and accounting functions are provided by the beneficial owner at no cost to each Trust.

Note 6. Results of operations:

      All results of operations will be transferred to the beneficial owner of the Trusts. Mortgage
      Securities III Corporation will be responsible for all tax liabilities incurred relating to the Trusts' operations.

Note 7. Investment securities:

      All investment securities held by the Trusts are classified as "held to maturity". The amortized cost and estimated market values of investments in debt securities are as follows:

                                      Gross      Gross    Estimated
                         Amortized  Unrealized Unrealized  Market
                           Cost       Gains      Losses     Value
      Held to Maturity:

       Mortgage-backed
         Securities
           Trust A        $ 11,772   $   717     $     -    $ 12,489
           Trust B          19,751     1,245           -      20,996
           Trust C          17,721     1,089           -      18,810
           Trust D          17,097       755           -      17,852
           Trust E          54,032     2,631           -      56,663
           Trust F          14,604       808           -      15,412



      Per the terms of the prospectus, the Trusts are legally precluded from selling the investments in debt securities, except in the case of a call of the Collateralized Mortgage Obligation bonds as discussed in
      Note 3.


                  Mortgage Securities III Trust E
    Schedule IV - Indebtedness to Related Parties - Not Current
                         December 31, 1995

 (Dollar amounts in thousands)


     Name of     December 25,      Indebtedness to       December 31,
  Related Party      1994       Additions    Deductions     1995
 Weyerhaeuser
 Mortgage Company  $29,953      $2,752         $   -       $32,705




       On December 22, 1987, the Trust purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA certificates which were used to collateralize the Bonds. The purchase was financed with the proceeds received from the bond issuance and an interest bearing note due to Weyerhaeuser Mortgage Company.

                    Mortgage Securities III Trust F
    Schedule IV - Indebtedness to Related Parties - Not Current
                         December 31, 1995

 (Dollar amounts in thousands)


     Name of     December 25,      Indebtedness to       December 31,
  Related Party      1994       Additions    Deductions      1995
 Weyerhaeuser
 Mortgage Company   $14,561      $1,338        $   -       $15,899




      On March 30, 1988, the Trust purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA and FNMA certificates which were used to collateralize the Bonds. The purchase was financed with the proceeds received from the bond issuance and an interest bearing note due to Weyerhaeuser Mortgage Company.

                  Mortgage Securities III Trust A
             Schedule XIII - Other Security Investments
                         December 31, 1995

 (Dollar amounts in thousands)


                           Number of
                          Certificates                   Market
    Type of Security          Held         Cost1<F1>    Value2<F2>
 Government National
   Mortgage Association
   Certificates                28        $ 7,794        $ 8,302
 Federal National
   Mortgage Association
   Certificates                14          3,937          4,187
                               --         ------         ------
                               42         11,731         12,489


 Plus:  Unamortized
          premium               -             41              -
                               --        -------        -------
                               42        $11,772        $12,489
                               ==        =======        =======


<F1>
1 Cost represents the uncollected principal balance of the mortgage loans underlying the certificates. Investments are grouped and are carried at cost plus unamortized premium on the balance sheet.
<F2>
2 Market value is an estimate based on the most current information available.

                    Mortgage Securities III Trust B
             Schedule XIII - Other Security Investments
                         December 31, 1995

 (Dollar amounts in thousands)


                           Number of
                          Certificates                   Market
   Type of Security           Held         Cost1<F1>     Value2<F2>
 Government National
   Mortgage Association
   Certificates                33        $17,004        $17,851

 Federal National
   Mortgage Association
   Certificates                26          2,980          3,145
                               --        -------        -------
                               59         19,984         20,996
 Less:  Unamortized
          discount              -           (233)             -
                               --        -------        -------
                               59        $19,751        $20,996
                               ==        =======        =======


<F1>
1 Cost represents the uncollected principal balance of the mortgage loans underlying the certificates. Investments are grouped and are carried at cost less unamortized discount on the balance sheet.
<F2>
2 Market value is an estimate based on the most current information available.

                  Mortgage Securities III Trust C
            Schedule XIII - Other Security Investments
                         December 31, 1995

 (Dollar amounts in thousands)


                           Number of
                          Certificates                   Market
   Type of Security           Held         Cost1<F1>     Value2<F2>
 Government National
   Mortgage Association
   Certificates                26        $ 12,596       $13,208


 Federal National
   Mortgage Association
   Certificates                29           5,319         5,602
                               --         -------       -------
                               55          17,915        18,810


 Less:  Unamortized
          discount              -            (194)            -
                               --        --------       -------
                               55        $ 17,721       $18,810
                               ==        ========       =======


<F1>
1 Cost represents the uncollected principal balance of the mortgage loans underlying the certificates. Investments are grouped and are carried at cost less unamortized discount on the balance sheet.
<F2>
2 Market value is an estimate based on the most current information available.

                  Mortgage Securities III Trust D
            Schedule XIII - Other Security Investments
                         December 31, 1995

 (Dollar amounts in thousands)


                           Number of
                          Certificates                   Market
   Type of Security           Held         Cost1<F1>     Value2<F2>
 Government National
   Mortgage Association
   Certificates                23        $14,215        $14,888
 Federal National
   Mortgage Association
   Certificates                16          2,814          2,964
                               --        -------        -------
                               39         17,029         17,852


 Plus:  Unamortized
          premium               -             68              -
                               --        -------        -------
                               39        $17,097        $17,852
                               ==        =======        =======



<F1>
1 Cost represents the uncollected principal balance of the mortgage loans underlying the certificates. Investments are grouped and are carried at cost plus unamortized premium on the balance sheet.
<F2>
2 Market value is an estimate based on the most current information available.

                    Mortgage Securities III Trust E
             Schedule XIII - Other Security Investments
                         December 31, 1995

 (Dollar amounts in thousands)


                           Number of
                          Certificates                   Market
   Type of Security           Held         Cost1<F1>     Value2<F2>
 Government National
   Mortgage Association
   Certificates                76        $54,520        $56,663


 Less:  Unamortized
          discount              -           (488)             -
                               --        -------        -------
                               76        $54,032        $56,663
                               ==        =======        =======


<F1>
1 Cost represents the uncollected principal balance of the mortgage loans underlying the certificates. Investments are grouped and are carried at cost less unamortized discount on the balance sheet.
<F2>
2 Market value is an estimate based on the most current information available.

                  Mortgage Securities III Trust F
            Schedule XIII - Other Security Investments
                         December 31, 1995

 (Dollar amounts in thousands)


                           Number of
                          Certificates                   Market
   Type of Security           Held         Cost1<F1>     Value2<F2>
 Government National
   Mortgage Association
   Certificates                 8        $  3,261       $  3,462
 Federal National
   Mortgage Association
   Certificates                46          11,397         11,950
                               --          ------        -------
                               54          14,658         15,412
 Less:  Unamortized
          discount              -             (54)             -
                               --        --------       --------
                               54        $ 14,604       $ 15,412
                               ==        ========       ========


<F1>
1   Cost represents the uncollected principal balance of the
     mortgage loans underlying the certificates. Investments are grouped and are carried at cost less unamortized discount on the balance sheet.
<F2>
2   Market value is an estimate based on the most current
     information available.

 INDEX TO EXHIBITS

 Exhibit
          Number                Description of Exhibits
                              Page


 3(a)      Certificate of Incorporation of the Mortgage
           Securities III Corporation (incorporated by
           reference to Exhibit 3(a) to Registration
           Statement on Form S-11 dated December 18, 1985).    *

 3(b)      Bylaws of Mortgage Securities III Corporation
           (incorporated by reference to Exhibit 3(b) to
           Registration Statement on Form S-11 dated
           December 18, 1985).                                 *

 4(a)      Form of Indenture dated June 1, 1986 between
           the Trust and Texas Commerce Bank National
           Association, as trustee, relating to GNMA and
           FNMA Collateralized Mortgage Obligations
           (incorporated by reference to Exhibit 4(a) to
           Registration Statement on Form S-11 dated
           December 18, 1985).                                 *

 4(a)      Form of Supplemental Indenture dated as of
           June 1, 1986 (incorporated by reference to
           Exhibit 4(a) to Registration Statement on
           Form S-11 dated July 11, 1986).                     *


*Incorporated by reference.