Form 10-Q
period 1996-03-31
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E; MORTGAGE SECURITIES III TRUSTS F
filed 1996-05-15
CIK 785818, 799630, 808264, 814144, 826488, 830431

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q

     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

              For the Thirteen Weeks Ended March 31, 1996 or

     [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

          For the transition period from            to


                  Commission File Number 33-2253

        MORTGAGE SECURITIES III TRUSTS A, B, C, D, E AND F

          Delaware Trusts          (IRS Employer Identification
                                        No. 91-1314537)

                       Wilmington, DE  19890
                     Telephone (302) 651-1730

 Securities Registered Pursuant to Section 12(b) of the Act: None

 Securities Registered Pursuant to Section 12(g) of the Act: None


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No.


The   Registrant  meets  the  conditions  set  forth   in   General
Instruction J(1)(a) and (b) of Form 10-Q and is therefore, filing this form with the reduced disclosure format.

                Securities and Exchange Commission
        Mortgage Securities III Trusts A, B, C, D, E and F
                     Index to Form 10-Q Filing
            For the Thirteen Weeks Ended March 31, 1996


[CAPTION]
Part I.   Financial Information
[S]                                                          [C]
Item 1.   Statement of Operations Trust A                      1
          Statement of Operations Trust B                      2
          Statement of Operations Trust C                      3
          Statement of Operations Trust D                      4
          Statement of Operations Trust E                      5
          Statement of Operations Trust F                      6
          Balance Sheets Trust A                               7
          Balance Sheets Trust B                               8
          Balance Sheets Trust C                               9
          Balance Sheets Trust D                              10
          Balance Sheets Trust E                              11
          Balance Sheets Trust F                              12
          Statement of Cash Flows Trust A                     13
          Statement of Cash Flows Trust B                     14
          Statement of Cash Flows Trust C                     15
          Statement of Cash Flows Trust D                     16
          Statement of Cash Flows Trust E                     17
          Statement of Cash Flows Trust F                     18
          Notes to Financial Statements                       19

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                         See pg. 19 (Note 1)
Part II.  Other Information
Item 1.   Legal Proceedings                     (Not applicable)
Item 2.   Changes in Securities                 (Not applicable)
Item 3.   Default upon Senior Securities        (Not applicable)
Item 4.   Submission of Matters to a Vote
            of Security Holders                 (Not applicable)
Item 5.   Other Information                     (Not applicable)

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in Trust A, B, C, D, E and F's annual reports (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 1995. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the thirteen week period ending March 31, 1996, should not be regarded as necessarily indicative of the results that may be expected for the year 1996.

                  Mortgage Securities III Trust A
                      Statement of Operations
  For the Thirteen Weeks Ended March 31, 1996 and March 26, 1995
                            (Unaudited)

(Dollar amounts in thousands)

                                   Thirteen
                                 Weeks Ended
                            March 31,   March 26,
                                 1996         1995
Interest income                $   271      $    318


Interest expense                   255           304
                                  ----          ----

Net income/(loss)              $    16      $     14
                                  ====          ===

 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust B
                      Statement of Operations
  For the Thirteen Weeks Ended March 31, 1996 and March 26, 1995
                            (Unaudited)

(Dollar amounts in thousands)


                                   Thirteen
                                 Weeks Ended
                               March 31,    March 26,
                                 1996         1995
Interest income                $    436     $    504


Interest expense                    432          489
                                   ----         ----

Net income/(loss) (Note 6)     $      4     $     15
                                   ====         ====







 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust C
                      Statement of Operations
  For the Thirteen Weeks Ended March 31, 1996 and March 26, 1995
                            (Unaudited)
(Dollar amounts in thousands)


                                   Thirteen
                                 Weeks Ended
                               March 31,    March 26,
                                 1996         1995
Interest income                $    393     $    451

Interest expense                    408          460
                                   ----         ----

Net income/(loss)(Note 6)      $    (15)    $     (9)
                                   ====         ====

 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust D
                      Statement of Operations
  For the Thirteen Weeks Ended March 31, 1996 and March 26, 1995
                            (Unaudited)

(Dollar amounts in thousands)


                                   Thirteen
                                 Weeks Ended
                               March 31,    March 26,
                                 1996         1995
Interest income                $    346     $    402


Interest expense                    363          397
                                   ----         ----

Net income/(loss) (Note 6)     $   (17)     $      5
                                   ====         ====

 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust E
                      Statement of Operations
  For the Thirteen Weeks Ended March 31, 1996 and March 26, 1995
                            (Unaudited)
[CAPTION]
(Dollar amounts in thousands)


                                   Thirteen
                                 Weeks Ended
                               March 31,    March 26,
                                 1996         1995
Interest income                $   1,104    $   1,244


Interest expense                   1,245        1,367

Interest expense to
  affiliate (Note 5)                 711          657
                                   -----        -----

Net income/(loss)(Note 6)      $    (852)   $    (780)
                                   =====        =====

 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust F
                      Statement of Operations
  For the Thirteen Weeks Ended March 31, 1996 and March 26, 1995
                            (Unaudited)

(Dollar amounts in thousands)

                                   Thirteen
                                 Weeks Ended
                               March 31,    March 26,
                                 1996         1995
Interest income                $    321     $    367


Interest expense                    320          370


Interest expense to
  affiliate (Note 5)                346          319
                                   ----         ----

Net income/(loss) (Note 6)     $   (345)     $  (322)
                                   ====         ====







 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust A
                          Balance Sheets
               March 31, 1996 and December 31, 1995

(Dollar amounts in thousands)


                                              March 31,   Dec. 31,
Assets                                          1996        1995
                                             (Unaudited)
Cash and equivalents:
  Trust account                                $     1    $     1
  Collection account (Notes 3 and 4)               577        844
                                                 -----      -----
                                                   578        845

Receivable from beneficial owner (Note 5)        1,746      1,746
Interest receivable                                 89         98
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized premium of $40 and $46
  (Notes 2, 4 and 5)                            11,469     11,772
                                                ------     ------
                                               $13,882    $14,461
                                                ======     ======

Liabilities and Owner's Beneficial Interest

Interest payable                               $   339    $   355
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                  11,087     11,667

Owner's Beneficial Interest:
  Owner's beneficial interest                        1          1
  Retained earnings                              2,455      2,438
                                                 -----      -----
  Total Owner's Beneficial Interest              2,456      2,439
                                                 -----      -----
                                               $13,882    $14,461
                                                ======     ======





The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust B
                          Balance Sheets
               March 31, 1996 and December 31, 1995

(Dollar amounts in thousands)


                                              March 31,   Dec. 31,
Assets                                          1996        1995
                                             (Unaudited)
Cash and equivalents:
  Trust account                                $     1    $     1
  Collection account (Notes 3 and 4)             1,714      1,003
                                                 -----      -----
                                                 1,715      1,004

Receivable from beneficial owner (Note 5)          370        370
Interest receivable                                154        161
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $214 and
  $259 (Notes 2, 4 and 5)                       18,474     19,751
                                                ------     ------
                                               $20,713    $21,286


Liabilities and Owner's Beneficial Interest

Interest payable                               $   547    $   570
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                  18,209     18,763

Owner's Beneficial Interest:
  Owner's beneficial interest                        1          1
  Retained earnings                              1,956      1,952
                                                 -----      -----
  Total Owner's Beneficial Interest              1,957      1,953

                                               $20,713    $21,286
                                                ======     ======


The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust C
                          Balance Sheets
               March 31, 1996 and December 31, 1995

(Dollar amounts in thousands)


                                              March 31,   Dec. 31,
Assets                                          1996        1995
                                             (Unaudited)
Cash and equivalents:
  Trust account                                $     1    $     1
  Collection account (Notes 3 and 4)             1,450      1,067
                                                 -----      -----
                                                 1,451      1,068

Receivable from beneficial owner                   236        236
Interest receivable                                122        138
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $179 and
  $216 (Notes 2, 4 and 5)                       16,675     17,721
                                                ------     ------
                                               $18,484    $19,163


Liabilities and Owner's Beneficial Interest

Interest payable                               $   512    $   535
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                  16,886     17,529
Payable to beneficial owner (Note 5)

Owner's Beneficial Interest:
  Owner's beneficial interest                        1          1
  Retained earnings                              1,085      1,098
                                                 -----      -----
  Total Owner's Beneficial Interest              1,086      1,099

                                               $18,484    $19,163
                                                ======     ======





The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust D
                          Balance Sheets
               March 31, 1996 and December 31, 1995

(Dollar amounts in thousands)


                                              March 31,   Dec. 31,
Assets                                          1996        1995
                                             (Unaudited)
Cash and equivalents:
  Trust account                                $     1    $     1
  Collection account (Notes 3 and 4)             1,063        223
                                                 -----       ----
                                                 1,064        224

Receivable from beneficial owner                 1,673      1,653
Interest receivable                                116        124
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized premium of $64 and
  $74 (Notes 2, 4 and 5)                        16,211     17,097
                                                ------     ------
                                               $19,064    $19,098
                                                ======     ======

Liabilities and Owner's Beneficial Interest

Interest payable                               $   337    $   241
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                  16,613     16,725

Owner's Beneficial Interest:
  Owner's beneficial interest                        1          1
  Retained earnings                              2,113      2,131
                                                 -----      -----
  Total Owner's Beneficial Interest              2,114      2,132

                                               $19,064    $19,098
                                                ======     ======


The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust E
                          Balance Sheets
               March 31, 1996 and December 31, 1995

(Dollar amounts in thousands)


                                               March 31,  Dec. 31,
Assets                                           1996       1995
                                              (Unaudited)
Cash and equivalents:
  Trust account                                 $      1  $      1
  Collection account (Notes 3 and 4)               2,658     2,716
                                                   -----     -----
                                                   2,659     2,717

Receivable from beneficial owner                   1,662     1,662
Interest receivable                                  357       389
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $465
  and $597 (Notes 2, 4 and 5)                     52,492    54,032
Deferred hedging costs (Note 5)                      438       460
                                                  ------    ------
                                                $ 57,608  $ 59,260


Liabilities and Owner's Beneficial Interest

Interest payable                                $  1,096  $  1,143
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                    45,388    46,855
Payable to Weyerhaeuser Mortgage Company
  (Note 5)                                        33,419    32,705

Owner's Beneficial Interest:
  Owner's beneficial interest                          1         1
  Accumulated deficit                            (22,296)  (21,444)
                                                  ------    ------
  Total Owner's Beneficial Interest              (22,295)  (21,443)

                                                $ 57,608  $ 59,260
                                                  ======    ======

The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust F
                          Balance Sheets
               March 31, 1996 and December 31, 1995

(Dollar amounts in thousands)


                                              March 31,   Dec. 31,
Assets                                          1996        1995
                                             (Unaudited)
Cash and equivalents:
  Trust account                                $      1   $      1
  Collection account (Notes 3 and 4)                478        684
                                                 ------      -----
                                                    479        685

Receivable from beneficial owner                  1,937      1,937
Interest receivable                                 106        111
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $53
  and $64 (Notes 2, 4 and 5)                     14,447     14,604
Deferred hedging costs (Note 5)                     175        178
                                                 ------     ------
                                               $ 17,144   $ 17,515


Liabilities and Owner's Beneficial Interest

Interest payable                               $    379   $    389
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                   12,313     12,676
Payable to Weyerhaeuser Mortgage Company
  (Note 5)                                       16,246     15,899

Owner's Beneficial Interest:
  Owner's beneficial interest                         1          1
  Accumulated deficit                           (11,795)   (11,450)
                                                 ------     ------
  Total Owner's Beneficial Interest             (11,794)   (11,449)

                                               $ 17,144   $ 17,515
                                                 ======     ======


The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust A
                      Statement of Cash Flows
  For the Thirteen Weeks Ended March 31, 1996 and March 26, 1995
                            (Unaudited)

(Dollar amounts in thousands)


                                                     Thirteen
                                                    Weeks Ended
                                                March 31,  March 26,
                                                  1996       1995
Cash flows from operations:
  Net income/(loss)                             $    16   $     14
  Adjustments to reconcile net income
    to net cash provided by operations:
    Amortization                                      3          6
    Accretion of interest
    Changes in:
      Interest receivable                             9          4
      Interest payable                              (16)       (21)
                                                    ----       ----
Cash flows from operations                           12          3
                                                    ----       ----
Cash flows from investing:
  Mortgage backed certificates --
    Collections on principal                        302        552
                                                   ----       ----
Cash flows from financing:
  Collateralized mortgage obligation bonds --
    Payments on principal                          (581)      (705)
                                                   -----      -----
Net increase (decrease) in cash and equivalents    (267)      (150)
Cash and equivalents at beginning of year           844      1,021
                                                   -----     -----
Cash and equivalents at end of quarter          $   577   $    871
                                                   =====     =====
Supplemental disclosures:
  Cash paid during the period for interest      $   254   $    322



 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust B
                      Statement of Cash Flows
  For the Thirteen Weeks Ended March 31, 1996 and March 26, 1995
                            (Unaudited)

(Dollar amounts in thousands)


                                                     Thirteen
                                                    Weeks Ended
                                                March 31,  March 26,
                                                  1996       1995
Cash flows from operations:
  Net income/(loss)                             $     4   $     15
  Adjustments to reconcile net income
    to net cash provided by operations:
    Amortization                                      6          4
    Accretion of interest                           306        280
    Changes in:
      Interest receivable                             7          4
      Interest payable                              (23)       (18)
                                                    ----       ----
Cash flows from operations                          300        285
                                                    ----       ----
Cash flows from investing:
  Mortgage backed certificates --
    Collections on principal                        991        618
                                                    ----       ----
Cash flows from financing:
  Collateralized mortgage obligation bonds --
    Payments on principal                         (580)       (884)
                                                  -----       -----
Net increase (decrease) in cash and equivalents     711         19
Cash and equivalents at beginning of year         1,003      1,093
                                                  -----      -----
Cash and equivalents at end of quarter          $ 1,714   $  1,112
                                                  =====      =====
Supplemental disclosures:
  Cash paid during the period for interest      $   408   $    216



 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust C
                      Statement of Cash Flows
  For the Thirteen Weeks Ended March 31, 1996 and March 26, 1995
                            (Unaudited)

(Dollar amounts in thousands)


                                                     Thirteen
                                                    Weeks Ended
                                                March 31,   March 26,
                                                  1996       1995
Cash flows from operations:
  Net loss                                      $   (15)  $     (9)
  Adjustments to reconcile net income
    to net cash provided by operations:
    Amortization                                     13         10
    Accretion of interest
    Changes in:
      Interest receivable                            15          3
      Interest payable                              (23)       (17)
                                                    ----       ----
Cash flows from operations                          (10)       (13)
                                                    ----       ----
Cash flows from investing:
  Mortgage backed certificates --
    Collections on principal                      1,063        610
                                                  ------      -----
Cash flows from financing:
  Collateralized mortgage obligation bonds --
    Payments on principal                          (670)      (558)
                                                  ------      -----
Net increase (decrease) in cash and equivalents     383         39
Cash and equivalents at beginning of year         1,068      1,015
                                                  -----      -----
Cash and equivalents at end of quarter          $ 1,451   $  1,054
                                                  =====      =====
Supplemental disclosures:
  Cash paid during the period for interest      $   382   $    461




 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust D
                      Statement of Cash Flows
  For the Thirteen Weeks Ended March 31, 1996 and March 26, 1995
                            (Unaudited)

(Dollar amounts in thousands)


                                                     Thirteen
                                                    Weeks Ended
                                                March 31,   March 26,
                                                  1996       1995
Cash flows from operations:
  Net income/(loss)                             $   (17)  $      5
  Adjustments to reconcile net income
    to net cash provided by operations:
    Amortization                                     11          4
    Changes in:
      Interest receivable                             6          3
      Receivable from beneficial owner              (22)       (22)
      Interest payable                              (96)        (6)
                                                    ----       ----
Cash flows from operations                         (118)       (16)
                                                   -----       ----
Cash flows from investing:
  Mortgage backed certificates --
    Collections on principal                        840        340
                                                   -----       ----
Cash flows from financing:
  Collateralized mortgage obligation bonds --
    Payments on principal                           118       (441)
                                                   -----      -----
Net increase (decrease) in cash and equivalents     840       (117)
Cash and equivalents at beginning of year           223        279
                                                  -----      -----
Cash and equivalents at end of quarter          $ 1,063   $    162
                                                  =====      =====
Supplemental disclosures:
  Cash paid during the period for interest      $   356   $    400


 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust E
                      Statement of Cash Flows
  For the Thirteen Weeks Ended March 31, 1996 and March 26, 1995
                            (Unaudited)

(Dollar amounts in thousands)


                                                    Thirteen
                                                    Weeks Ended
                                                March 31,   March 26,
                                                  1996       1995
Cash flows from operations:
  Net loss                                      $   (852) $   (780)
  Adjustments to reconcile net loss to
    net cash provided for operations:
    Amortization, net                                106       109
    Accretion of interest                            846       774
    Changes in:
      Interest receivable                             32         9
      Interest payable                               (47)      (33)
      Interest payable to Weyerhaeuser
        Mortgage Company (Note 5)                    714       657
                                                    -----     ----
Cash flows from operations                           799       736
                                                    -----     ----
Cash flows from investing:
  Mortgage backed certificates --
    Collections on principal                       1,562       993
                                                   -----      ----
Cash flows from financing:
  Collateralized mortgage obligation bonds --
    Payments on principal                         (2,419)   (2,228)
                                                  -------   -------

Net increase (decrease)in cash and equivalents       (58)     (499)
Cash and equivalents at beginning of year          2,717     2,712
                                                   ------    ------
Cash and equivalents at end of quarter          $  2,659  $  2,213
                                                   =====     =====
Supplemental disclosures:
  Cash paid during the period for interest      $  1,096  $    501



 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust F
                      Statement of Cash Flows
  For the Thirteen Weeks Ended March 31, 1996 and March 26, 1995
                            (Unaudited)

(Dollar amounts in thousands)


                                                     Thirteen
                                                    Weeks Ended
                                                March 31,   March 26,
                                                  1996       1995
Cash flows from operations:
  Net loss                                      $  (345)  $   (322)
  Adjustments to reconcile net income
    to net cash provided by operations:
    Amortization, net                               139         37
    Accretion of interest                           188        172
    Changes in:
      Interest receivable                             6          6
      Interest payable                              (10)       (24)
      Interest payable to Weyerhaeuser
        Mortgage Company (Note 5)                   346        319
                                                    ----       ----
Cash flows from operations                          324        188
                                                    ----       ----
Cash flows from investing:
  Mortgage backed certificates --
    Collections on principal                        160        509
                                                    ----       ----
Cash flows from financing:
  Collateralized mortgage obligation bonds --
    Payments on principal                          (690)    (1,062)
                                                   -----    -------

Net increase (decrease) in cash and equivalents    (206)      (365)
Cash and equivalents at beginning of year           685      1,237
                                                   -----     ------
Cash and equivalents at end of quarter          $   479    $   872
                                                   =====     ======
Supplemental disclosures:
  Cash paid during the period for interest      $   379   $    181



 The accompanying notes are an integral part of these statements.

        Mortgage Securities III Trusts A, B, C, D, E and F
                   Notes to Financial Statements
            For the Thirteen Weeks Ended March 31, 1996


(Dollar amounts in thousands)


Note 1.      Description of business:


          Mortgage Securities III Trusts A, B, C, D, E and F (the "Trusts") were established under the laws of Delaware by a trust agreement. Prior to December 27, 1987, the trust agreement was among Mortgage Securities III Corporation, Weyerhaeuser Real Estate Company and Wilmington Trust Company. On December 27, 1987, Weyerhaeuser Real Estate Company dividended its beneficial interests in Mortgage Securities III Trusts A, B, C, D, E and F to Weyerhaeuser Company which in turn contributed its beneficial interests in the Trusts to Weyerhaeuser Financial Services, Inc., a wholly-owned subsidiary of Weyerhaeuser Company. The Trusts were organized to, and are engaged to raise funds through the issuance and sale of Collateralized Mortgage Obligation Bonds collateralized by Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA) certificates. The Trusts A, B, C, D, E and F were established on April 8, 1986 and commenced business on June 30, 1986, September 30, 1986, December 30, 1986, February 27, 1987, December 22, 1987, and March 30, 1988, respectively.


          Each Trust has issued a series of Collateralized Mortgage Obligations (the "Bonds"). Trust A, B, C, D and F's Bonds are collateralized by GNMA and FNMA certificates and Trust E's Bonds are collateralized by GNMA certificates.

                                  Date                Bonds
                  Trust          Issued               Issued
                    A       June 30, 1986            $100,000
                    B       September 30, 1986       $100,000
                    C       December 30, 1986        $100,000
                    D       February 27, 1987        $ 75,600
                    E       December 22, 1987        $131,600
                    F       March 30, 1988           $129,250

          Activity during the first quarter of 1996 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders.

Note 2.   Accounting policies:

          Trust A, B, C and D's GNMA and FNMA certificates are carried at par value adjusted for any unamortized premiums or discounts. These premiums and discounts are amortized using a method approximating the effective interest method over the estimated life of the underlying mortgage loans. The Bonds are carried at par value less unamortized discounts. These discounts are amortized using a method approximating the effective interest method over the estimated life of the Bonds. Due to prepayments on the underlying mortgage loans, each quarter revisions are made to the remaining period to maturity of the certificates and the bonds. The amortization described above reflects these revisions.

          Trust E's GNMA certificates and Trust F's GNMA and FNMA certificates are carried at par value less unamortized discounts. These discounts are amortized using an interest method which computes a constant effective yield over the contractual life of the certificates. Hedging costs related to holding GNMA and FNMA certificates have

          been deferred and are also being amortized using the
          interest method. The Bonds are carried at par value less unamortized discounts. These discounts are amortized using an interest method which computes a constant effective yield over the contractual life of the Bonds.

          In December 1986 the Financial Accounting Standards Board issued Statement No. 91, which establishes a new method of accounting for nonrefundable fees and costs associated with purchasing a group of loans and the method of recognizing interest income and expense. This statement must be applied prospectively to all transactions entered into for fiscal years beginning after December 15, 1987. Retroactive application with restatement of the financial statements for all years presented is optional. Upon evaluation of this accounting statement and the current method of accounting, the Company elected to adopt Statement No. 91 prospectively for Trusts E and F. Under the new standard, all discounts and hedging costs will be recognized over the contractual life of the loan as a yield adjustment. The Company elected not to adopt Statement No. 91 retroactively for Trusts A, B, C and D. Since no transactions have been entered into after the effective date of this statement, the Company will continue to use its current method, which approximates the effective interest method, for Trusts A, B, C and D.

          Cash and equivalents include cash held in the collection account and invested in short term investments with maturities of less than three months.

          All investment securities held by the Trusts are classified as "held to maturity." The amortized cost and estimated market value of investments in debt securities are as follows:

                                 Gross        Gross     Estimated
                    Amortized  Unrealized   Unrealized    Market
                       Cost      Gains        Losses      Value

Held to Maturity:
Mortgage-backed
  Securities
     Trust A        $ 11,469   $    437     $    -      $ 11,906
     Trust B          18,474        637          -        19,111
     Trust C          16,675        551          -        17,226
     Trust D          11,211        210          -        16,421
     Trust E          52,492        416          -        52,908
     Trust F          14,447        404          -        14,851

Note 3.      Collateralized Mortgage Obligation Bonds:

          Bonds  at March 31, 1996 and December 31, 1995 consist  of the following:
             Collateralized Mortgage Obligation      March 31, Dec. 31,
             Bonds, Trust A:                           1996      1995
                                                     --------  --------
             Class 4 - 9.20%, stated maturity
               July 1, 2016                          $11,142   $11,724
             Unamortized discount                        (55)      (57)
                                                      -------   -------
                                                     $11,087   $11,667
                                                      ======    ======
             Collateralized Mortgage Obligation
             Bonds, Trust B:

             Class 3 - 9.00%, stated maturity
               April 1, 2010                         $ 4,596   $ 5,538
             Class 4 - 9.00%, stated maturity
               October 1, 2016                        13,793    13,590
             Unamortized discount                       (180)     (365)
                                                      -------   -------
                                                     $18,209   $18,763
                                                      ======    ======
             Collateralized Mortgage Obligation
             Bonds, Trust C:

             Class 4 - 9.00%, stated maturity
               January 1, 2017                       $17,324    $17,994
             Unamortized discount                       (438)     (465)
                                                      -------   -------
                                                     $16,886   $17,529
                                                      ======    ======

             Collateralized Mortgage Obligation      March 31, Dec. 31,
             Bonds, Trust D:                           1996      1995
                                                     --------- --------
             Class 2 - 8.55%, stated maturity
               December 1, 2014                      $  2,065  $  2,237
             Class 3 - 8.60%, stated maturity
               March 1, 2017                           14,600    14,600
             Unamortized discount                         (52)     (112)
                                                       -------   -------
                                                     $ 16,613  $ 16,725
                                                       ======    ======
             Collateralized Mortgage Obligation
             Bonds, Trust E:

             Class 3 - 9.00%, stated maturity
               January 1, 2006                       $ 10,745  $ 13,186
             Class 4 - 9.00%, stated maturity
               January 1, 2018                         38,462    37,616
             Unamortized discount                      (3,819)   (3,947)
                                                       -------   -------
                                                     $ 45,388  $ 46,855
                                                       ======    ======
             Collateralized Mortgage Obligation
             Bonds, Trust F:

             Class 3 - 9.00%, stated maturity
               January 1, 2014                       $  4,154  $  4,736
             Class 4 - 9.00%, stated maturity
               April 1, 2018                            8,521     8,334
             Unamortized discount                        (362)     (394)
                                                       -------   -------
                                                     $ 12,313  $ 12,676
                                                       ======    ======

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

          Each Trust's Bonds are subject to a special redemption, in whole or in part, if, as a result of substantial payments of principal on the underlying mortgage loans and/or low reinvestment yields, the Trusts determine that the amount of cash anticipated to be on deposit in the Collection Accounts on the next payment date might be insufficient to make required payments on the Bonds. Any such redemption would not exceed the principal amount of Bonds that would otherwise be required to be paid on the next payment date. As a result, a special redemption of Bonds will not result in a payment to bondholders more than two months earlier than the payment date on which such payment would otherwise have been received. The Bonds are not otherwise subject to call at the option of the Trusts except that the Class 2 and Class 3 Bonds may, in the case of each such class, be redeemed in whole, but not in part, at the Trusts' option on any payment date if the aggregate outstanding principal amount of the Bonds of the class to be redeemed is less than 10% of its aggregate initial principal amount.

          Trust A, B, C, E and F's Class 4 Bonds may be redeemed in whole, but not in part, at the Trusts' option on any payment date on or after July 1, 2001, October 1, 2001,
          January  1,  2002,  January 1, 2003,  and  April  1,  2003,
          respectively, if only the Class 4 Bonds are then outstanding (or on any earlier payment date if only the Class 4 Bonds are then outstanding and the current principal amount of Trust A, B, C, E and F's Class 4 Bonds are less than $10,560, $6,100, $10,500, $13,160, $12,925, respectively).

          Trust D's Class 2 Bonds may be redeemed in whole, but not in part, at the Trust's option on any payment date on or after March 1, 1997 and the Class 3 Bonds may be redeemed in whole, but not in part, at the Trust's option on any payment date on or after March 1, 2002.

          Any such redemptions at the option of the Trusts shall be at a price equal to 100% of the unpaid principal amount of such Bonds, plus accrued interest.

Note 4.   Assets pledged:

          Trust A, B, C, D and F's Bonds are collateralized by the Trusts' GNMA and FNMA certificates and the Collection Accounts (see Note 3). Trust E's Bonds are collateralized by the Trust's GNMA certificates and the Collection Account (see Note 3). Collections on the certificates are used to meet the quarterly Bond interest payments and to reduce the outstanding principal balance on the Bonds.

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

          Trust E purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA certificates which were used to collateralize the Bonds. Trust F purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA and FNMA certificates which were used to collateralize the Bonds. The purchases were at par value, less the purchase discounts. The purchases were financed with the proceeds received from the Bond issuances and notes due to Weyerhaeuser Mortgage Company. The notes will bear interest at Bank of America's prime rate and interest shall be compounded annually. The principal balances and all accrued interest shall be due on each note on January 1, 2018 ("Maturity"). The principal and accrued interest on the notes are guaranteed by Weyerhaeuser Financial Services, Inc., to the extent that residual payments from the GNMA and FNMA certificates are insufficient to retire the debt and related interest.

          Certain ongoing administrative and accounting functions are provided by the beneficial owner at no cost to each Trust.

Note 6.   Results of operations:

          All results of operations will be transferred to the beneficial owner of the Trusts. The beneficial owner of the Trusts being Mortgage Securities III Corporation. Mortgage Securities III will be responsible for all tax liabilities incurred relating to the Trusts' operations.