Form 10-Q/A
period 1996-06-30
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E; MORTGAGE SECURITIES III TRUSTS F
filed 1996-08-23
CIK 785818, 799630, 808264, 814144, 826488, 830431

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q

     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

              For the Twenty-six Weeks Ended June 30, 1996 or

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

                Securities and Exchange Commission
        Mortgage Securities III Trusts A, B, C, D, E and F
                     Index to Form 10-Q Filing
           For the Twenty-six Weeks Ended June 30, 1996


[CAPTION]
Part I.   Financial Information
[S]                                                          (C)
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

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in Trust A, B, C, D, E and F's annual reports (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 1995. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the Twenty-six week period ending June 30, 1996, should not be regarded as necessarily indicative of the results that may be expected for the year 1996.


SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of August 1996.

                                   MORTGAGE SECURITES III TRUSTS
                                        A, B, C, D, E AND F

                                   Trusts acting through Wilmington
                                   Trust Company, not in its
                                   capacity, but solely as Owner
                                   Trustee


                                   By:/s/  John M. Beeson, Jr.

                                   Name:   John M. Beeson, Jr.

                                   Title:       Vice President

                  Mortgage Securities III Trust A
                      Statement of Operations
  For the Twenty-six Weeks Ended June 30, 1996 and June 25, 1995
                            (Unaudited)

(Dollar amounts in thousands)

                         Thirteen                  Twenty-six
                       Weeks Ended                Weeks Ended
                   June 30,    June 25,      June 30,    June 25,
                    1996        1995           1996       1995
Interest income      $   267   $    307          $   537     $   625


Interest expense         247        291              502         595


Net income (Note 6)  $    20   $     16          $    35     $    30
        )

 The accompanying notes are an integral part of these statements.

      )
                  Mortgage Securities III Trust B
                      Statement of Operations
  For the Twenty-six Weeks Ended June 30, 1996 and June 25, 1995
                            (Unaudited)

(Dollar amounts in thousands)


                            Thirteen             Twenty-six
                            Weeks Ended          Weeks Ended
                          June 30,  June 25,      June 30,   June 25,
                            1996      1995         1996        1995
Interest income           $    431  $    491     $    867  $    995


Interest expense               400       477          832       966


Net income (Note 6)       $     31     $  14     $     35  $     29


 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust C
                      Statement of Operations
  For the Twenty-six Weeks Ended June 30, 1996 and June 25, 1995
                            (Unaudited)
(Dollar amounts in thousands)


                            Thirteen                 Twenty-six
                          Weeks Ended                Weeks Ended
                           June 30,  June 25,      June 30,    June 25,
                             1996      1995          1996       1995
Interest income          $    376   $    439       $    769   $    890

Interest expense              379        444            787        904


Net loss (Note 6)        $     (3)  $     (5)      $    (18)  $    (14)


 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust D
                      Statement of Operations
  For the Twenty-six Weeks Ended June 30, 1996 and June 25, 1995
                            (Unaudited)

(Dollar amounts in thousands)


                           Thirteen              Twenty-six
                          Weeks Ended           Weeks Ended
                          June 30,    June 25,    June 30,  June 25,
                            1996      1995         1996       1995
Interest income           $    355  $    394     $    701   $   796


Interest expense               348       388          711       785


Net income/(loss) (Note 6) $     7  $      6     $    (10)  $    11



 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust E
                      Statement of Operations
  For the Twenty-six Weeks Ended June 30, 1996 and June 25, 1995
                            (Unaudited)
[CAPTION]
(Dollar amounts in thousands)


                            Thirteen               Twenty-six
                          Weeks Ended              Weeks Ended
                          June 30,   June 25,      June 30,    June 25,
                            1996       1995          1996       1995
Interest income         $   1,144   $   1,231    $   2,248  $   2,475


Interest expense            1,248       1,369        2,493      2,736


Interest expense to
  affiliate (Note 5)          710         691        1,421      1,348


Net loss (Note 6)       $    (814) $     (829)   $  (1,666) $  (1,609)



 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust F
                      Statement of Operations
  For the Twenty-six Weeks Ended June 30, 1996 and June 25, 1995
                            (Unaudited)

(Dollar amounts in thousands)

                            Thirteen             Twenty-six
                          Weeks Ended           Weeks Ended
                           June 30,  June 25,    June 30,   June 25,
                             1996      1995         1996      1995
Interest income           $    327  $    357     $    648   $    724


Interest expense               363       356          683        726


Interest expense to
  affiliate (Note 5)           345       336          691        655


Net loss (Note 6)          $  (381)   $ (335)     $  (726)  $   (657)
(/TABLE)



 The accompanying notes are an integral part of these statements.


                  Mortgage Securities III Trust A
                          Balance Sheets
                June 30, 1996 and December 31, 1995

(Dollar amounts in thousands)


                                              June 30,    Dec. 31,
Assets                                          1996        1995
                                             (Unaudited)
Cash and equivalents:
  Trust account                                $     1    $     1
  Collection account (Notes 3 and 4)             1,328        844
                                                 1,329        845

Receivable from beneficial owner (Note 5)           -       1,746
Interest receivable                                 88         98
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized premium of $40 and $46
  (Notes 2, 4 and 5)                            10,984     11,772

                                               $12,401    $14,461


Liabilities and Owner's Beneficial Interest

Interest payable                               $   584    $   355
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                  11,087     11,667

Owner's Beneficial Interest:
  Owner's beneficial interest                        1          1
  Retained earnings                                729      2,438

  Total Owner's Beneficial Interest                730      2,439

                                               $12,401    $14,461

The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust B
                          Balance Sheets
                June 30, 1996 and December 31, 1995

(Dollar amounts in thousands)


                                              June 30,    Dec. 31,
Assets                                          1996        1995
                                             (Unaudited)
Cash and equivalents:
  Trust account                                $     1    $     1
  Collection account (Notes 3 and 4)             2,907      1,003
                                                 2,908      1,004

Receivable from beneficial owner (Note 5)           -         370
Interest receivable                                150        161
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $214 and
  $259 (Notes 2, 4 and 5)                       17,715     19,751

                                               $20,773    $21,286


Liabilities and Owner's Beneficial Interest

Interest payable                               $   928    $   570
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                  18,227     18,763

Owner's Beneficial Interest:
  Owner's beneficial interest                        1          1
  Retained earnings                              1,617      1,952

  Total Owner's Beneficial Interest              1,618      1,953

                                               $20,773    $21,286


The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust C
                          Balance Sheets
                June 30, 1996 and December 31, 1995

(Dollar amounts in thousands)


                                              June 30,    Dec. 31,
Assets                                          1996        1995
                                             (Unaudited)
Cash and equivalents:
  Trust account                                $     1    $     1
  Collection account (Notes 3 and 4)             2,799      1,067
                                                 2,800      1,068

Receivable from beneficial owner                    -         236
Interest receivable                                121        138
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $179 and
  $216 (Notes 2, 4 and 5)                       15,701     17,721

                                               $18,622    $19,163


Liabilities and Owner's Beneficial Interest

Interest payable                               $   870    $   535
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                  16,905     17,529
Payable to beneficial owner (Note 5)

Owner's Beneficial Interest:
  Owner's beneficial interest                        1          1
  Retained earnings                                846      1,098

  Total Owner's Beneficial Interest                847      1,099

                                               $18,622    $19,163


The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust D
                          Balance Sheets
                June 30, 1996 and December 31, 1995

(Dollar amounts in thousands)


                                              June 30,    Dec. 31,
Assets                                          1996        1995
                                             (Unaudited)
Cash and equivalents:
  Trust account                                $     1    $     1
  Collection account (Notes 3 and 4)             1,683        223
                                                 1,684        224

Receivable from beneficial owner                    20      1,653
Interest receivable                                115        124
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized premium of $64 and
  $74 (Notes 2, 4 and 5)                        15,936     17,097

                                               $17,755    $19,098


Liabilities and Owner's Beneficial Interest

Interest payable                               $   680    $   241
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                  16,619     16,725

Owner's Beneficial Interest:
  Owner's beneficial interest                        1          1
  Retained earnings                                455      2,131

  Total Owner's Beneficial Interest                456      2,132

                                               $17,755    $19,098


The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust E
                          Balance Sheets
                June 30, 1996 and December 31, 1995

(Dollar amounts in thousands)


                                               June 30,   Dec. 31,
Assets                                           1996       1995
                                              (Unaudited)
Cash and equivalents:
  Trust account                                 $      1  $      1
  Collection account (Notes 3 and 4)               5,879     2,716
                                                   5,880     2,717

Receivable from beneficial owner                   1,661     1,662
Interest receivable                                  351       389
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $465
  and $597 (Notes 2, 4 and 5)                     50,417    54,032
Deferred hedging costs (Note 5)                      376       460

                                                $ 58,685  $ 59,260


Liabilities and Owner's Beneficial Interest

Interest payable                                $  2,151  $  1,143
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                    45,516    46,855
Payable to Weyerhaeuser Mortgage Company
  (Note 5)                                        35,946    32,705

Owner's Beneficial Interest:
  Owner's beneficial interest                          1         1
  Accumulated deficit                            (24,929)  (21,444)

  Total Accumulated Deficit                      (24,928)  (21,443)

                                                $ 58,685  $ 59,260


The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust F
                          Balance Sheets
                June 30, 1996 and December 31, 1995

(Dollar amounts in thousands)


                                              June 30,    Dec. 31,
Assets                                          1996        1995
                                             (Unaudited)
Cash and equivalents:
  Trust account                                $      1   $      1
  Collection account (Notes 3 and 4)              1,926        684
                                                  1,927        685

Receivable from beneficial owner                     -       1,937
Interest receivable                                 102        111
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $53
  and $64 (Notes 2, 4 and 5)                     13,331     14,604
Deferred hedging costs (Note 5)                     115        178

                                               $ 15,475   $ 17,515


Liabilities and Owner's Beneficial Interest

Interest payable                               $    651   $    389
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                   12,344     12,676
Payable to Weyerhaeuser Mortgage Company
  (Note 5)                                        8,817     15,899

Owner's Beneficial Interest:
  Owner's beneficial interest                         1          1
  Accumulated deficit                            (6,338)   (11,450)

  Total Accumulated Deficit                      (6,337)   (11,449)

                                               $ 15,475   $ 17,515

The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust A
                      Statement of Cash Flows
  For the Twenty-six Weeks Ended June 30, 1996 and June 25, 1995
                            (Unaudited)

(Dollar amounts in thousands)


                                                    Twenty-six
                                                    Weeks Ended
                                                June 30,   June 25,
                                                  1996       1995
Cash flows from operations:
  Net income                                   $    35    $     30
  Adjustments to reconcile net income
    to net cash provided by operations:
    Amortization                                      1          9
    Accretion of interest
    Changes in:
      Interest receivable                            10          9
      Receivable from beneficial owner            1,746         -
      Interest payable                              229        (38)

Cash flows from operations                        2,021         10

Cash flows from investing:
  Mortgage backed certificates --
    Collections on principal                        789        967

Cash flows from financing:
  Dividends                                      (1,745)       -
  Collateralized mortgage obligation bonds --
    Payments on principal                          (581)    (1,276)

Net increase (decrease) in cash and equivalents     484       (299)
Cash and equivalents at beginning of year           845      1,021

Cash and equivalents at end of quarter          $ 1,329   $    722

Supplemental disclosures:
  Cash paid during the period for interest      $   584   $    627


 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust B
                      Statement of Cash Flows
  For the Twenty-six Weeks Ended June 30, 1996 and June 25, 1995
                            (Unaudited)

(Dollar amounts in thousands)


                                                     Twenty-six
                                                    Weeks Ended
                                                June 30,   June 25,
                                                  1996       1995
Cash flows from operations:
  Net income                                    $    35   $     29
  Adjustments to reconcile net income
    to net cash provided by operations:
    Amortization                                      7         10
    Accretion of interest                           633        566
    Changes in:
      Interest receivable                            11          8
      Receivable from beneficial owner              370          0
      Interest payable                              358        (37)

Cash flows from operations                        1,414        576

Cash flows from investing:
Mortgage backed certificates --
    Collections on principal                      2,072      1,245

Cash flows from financing:
  Dividends                                        (369)       -
  Payments on principal-CMO Bonds                (1,213)    (1,807)

Net increase (decrease) in cash and equivalents   1,904         14
Cash and equivalents at beginning of year         1,004      1,093

Cash and equivalents at end of quarter          $ 2,908   $  1,107

Supplemental disclosures:
  Cash paid during the period for interest      $   430   $    412



 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust C
                      Statement of Cash Flows
  For the Twenty-six Weeks Ended June 30, 1996 and June 25, 1995
                            (Unaudited)

(Dollar amounts in thousands)

                                                     Twenty-six
                                                    Weeks Ended
                                                June 30,    June 25,
                                                  1996       1995
Cash flows from operations:
  Net loss                                      $   (18)  $    (14)
  Adjustments to reconcile net loss
    to net cash provided by operations:
    Amortization                                     19         16
    Accretion of interest
    Changes in:
      Interest receivable                            17          7
      Receivable from beneficial owners             236          0
      Interest payable                              335        (35)

Cash flows from operations                          589        (26)

Cash flows from investing:
  Mortgage backed certificates --
    Collections on principal                      2,048      1,119

Cash flows from financing:
  Dividends                                        (235)       -
  Collateralized mortgage obligation bonds --
    Payments on principal                          (670)    (1,168)

Net increase (decrease) in cash and equivalents   1,732        (75)
Cash and equivalents at beginning of year         1,068      1,015

Cash and equivalents at end of quarter          $ 2,800   $    940

Supplemental disclosures:
  Cash paid during the period for interest      $   787   $    909


 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust D
                      Statement of Cash Flows
  For the Twenty-six Weeks Ended June 30, 1996 and June 25, 1995
                            (Unaudited)

(Dollar amounts in thousands)


                                                     Twenty-six
                                                    Weeks Ended
                                                June 30,    June 25,
                                                  1996       1995
Cash flows from operations:
  Net income/(loss)                             $   (10)  $     11
  Adjustments to reconcile net income
    to net cash provided by operations:
    Amortization                                      9          6
    Changes in:
      Interest receivable                             9          6
      Receivable from beneficial owner            1,633        (37)
      Interest payable                              439         (8)

Cash flows from operations                        2,080        (22)

Cash flows from investing:
  Mortgage backed certificates --
    Collections on principal                      1,165        761

Cash flows from financing:
  Dividends                                      (1,667)        -
  Collateralized mortgage obligation bonds --
    Payments on principal                          (118)      (546)

Net increase (decrease) in cash and equivalents   1,460        193
Cash and equivalents at beginning of year           224        279

Cash and equivalents at end of quarter          $ 1,684   $    472

Supplemental disclosures:
  Cash paid during the period for interest      $   711   $    790

 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust E
                      Statement of Cash Flows
  For the Twenty-six Weeks Ended June 30, 1996 and June 25, 1995
                            (Unaudited)

(Dollar amounts in thousands)

         )

                                                    Twenty-six
                                                    Weeks Ended
                                                June 30,    June 25,
                                                  1996       1995
Cash flows from operations:
  Net loss                                      $ (1,666) $ (1,609)
  Adjustments to reconcile net loss to
    net cash provided for operations:
    Amortization, net                                238       228
    Accretion of interest                          1,750     1,566
    Changes in:
      Interest receivable                             38        16
      Receivable from beneficial owners            1,821        -
      Interest payable                             1,008       (56)
      Ppayable to Weyerhaeuser
        Mortgage Company (Note 5)                  1,421     1,349

Cash flows from operations                         4,610     1,494

Cash flows from investing:
  Mortgage backed certificates --
    Collections on principal                       3,719     2,749

Cash flows from financing:
Dividends                                         (1,820)      -
Collateralized mortgage obligation bonds --
    Payments on principal                         (3,346)   (4,005)


Net increase (decrease)in cash and equivalents     3,163       238
Cash and equivalents at beginning of year          2,717     2,712

Cash and equivalents at end of quarter          $  5,880  $  2,950

Supplemental disclosures:
  Cash paid during the period for interest      $  3,914  $    952

 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust F
                      Statement of Cash Flows
  For the Twenty-six Weeks Ended June 30, 1996 and June 25, 1995
                            (Unaudited)

(Dollar amounts in thousands)


                                                    Twenty-six
                                                    Weeks Ended
                                                June 30,    June 25,
                                                  1996       1995
Cash flows from operations:
  Net loss                                      $  (726)  $   (657)
  Adjustments to reconcile net loss
    to net cash provided by operations:
    Amortization, net                               103         71
    Accretion of interest                           388        347
    Changes in:
      Interest receivable                             9          8
      Receivable from beneficial owner            1,937          -
      Interest payable                              262        (40)
      Interest payable to Weyerhaeuser
        Mortgage Company (Note 5)                   691        656

Cash flows from operations                        2,664        385

Cash flows from investing:
  Mortgage backed certificates --
    Collections on principal                      1,297        903

Cash flows from financing:
   Collateralized mortgage obligation bonds --
   Payments on principal                           (783)    (1,780)
   Payment on Weyerhaeuser Mtg Co. note          (7,773)         -
   Contribution                                   5,837          -

Net increase (decrease) in cash and equivalents   1,242       (492)
Cash and equivalents at beginning of year           685      1,237

Cash and equivalents at end of quarter          $ 1,927   $    745

Supplemental disclosures:
  Cash paid during the period for interest      $ 1,374   $    338

 The accompanying notes are an integral part of these statements.

        Mortgage Securities III Trusts A, B, C, D, E and F
                   Notes to Financial Statements
           For the Twenty-six Weeks Ended June 30, 1996


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

          Activity during the second quarter of 1996 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders.

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

          Trust E's GNMA certificates and Trust F's GNMA and FNMA certificates are carried at par value less unamortized discounts. These discounts are amortized using an interest method which computes a constant effective yield over the contractual life of the certificates. Hedging costs related to holding GNMA and FNMA certificates have been deferred and are also being amortized using the interest method. The Bonds are carried at par value less unamortized discounts. These discounts are amortized using an interest method which computes a constant effective yield over the contractual life of the Bonds.

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

          All investment securities held by the Trusts are classified as "held to maturity." The amortized cost and estimated market value of investments in debt securities are as follows:

                                 Gross        Gross     Estimated
                    Amortized  Unrealized   Unrealized    Market
                       Cost      Gains        Losses      Value

Held to Maturity:
Mortgage-backed
  Securities
     Trust A        $ 10,984   $    418     $    -      $ 11,402
     Trust B          17,715        610          -        18,325
     Trust C          15,701        519          -        16,220
     Trust D          15,936        538          -        16,474
     Trust E          50,417        399          -        50,816
     Trust F          13,331        372          -        13,703

Note 3.      Collateralized Mortgage Obligation Bonds:

          Bonds at June 30, 1996 and December 31, 1995 consist of the following:

             Collateralized Mortgage Obligation      June 30,  Dec. 31,
             Bonds, Trust A:                           1996      1995

             Class 4 - 9.20%, stated maturity
               July 1, 2016                          $11,142   $11,724
             Unamortized discount                        (55)      (57)

                                                     $11,087   $11,667

             Collateralized Mortgage Obligation
             Bonds, Trust B:

             Class 3 - 9.00%, stated maturity
               April 1, 2010                         $ 4,596   $ 5,538
             Class 4 - 9.00%, stated maturity
               October 1, 2016                        13,793    13,590
             Unamortized discount                       (162)     (365)

                                                     $18,227   $18,763

             Collateralized Mortgage Obligation
             Bonds, Trust C:

             Class 4 - 9.00%, stated maturity
               January 1, 2017                       $17,324   $17,994
             Unamortized discount                       (419)     (465)

                                                     $16,905   $17,529

             Collateralized Mortgage Obligation      June 30,  Dec. 31,
             Bonds, Trust D:                           1996      1995

             Class 2 - 8.55%, stated maturity
               December 1, 2014                      $  2,119  $  2,237
             Class 3 - 8.60%, stated maturity
               March 1, 2017                           14,600    14,600
             Unamortized discount                        (100)     (112)

                                                     $ 16,619  $ 16,725

             Collateralized Mortgage Obligation
             Bonds, Trust E:

             Class 3 - 9.00%, stated maturity
               January 1, 2006                       $ 10,744  $ 13,186
             Class 4 - 9.00%, stated maturity
               January 1, 2018                         38,462    37,616
             Unamortized discount                      (3,690)   (3,947)

                                                     $ 45,516  $ 46,855

             Collateralized Mortgage Obligation
             Bonds, Trust F:

             Class 3 - 9.00%, stated maturity
               January 1, 2014                       $  4,154  $  4,736
             Class 4 - 9.00%, stated maturity
               April 1, 2018                            8,521     8,334
             Unamortized discount                        (331)     (394)

                                                     $ 12,344  $ 12,676


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

          Trust E purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA certificates which were used to collateralize the Bonds. Trust F purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA and FNMA certificates which were used to collateralize the Bonds. The purchases were at par value, less the purchase discounts. The purchases were financed with the proceeds received from the Bond issuances and notes due to Weyerhaeuser Mortgage Company. The notes will bear interest at Bank of America's prime rate and interest shall be compounded annually. The principal balances and all accrued interest shall be due on each note on January 1, 2018 ("Maturity"). The principal and

          (accrued interest on the notes are guaranteed by Weyerhaeuser Financial Services, Inc., to the extent that residual payments from the GNMA and FNMA certificates are insufficient to retire the debt and related interest.

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