Form 10-Q
period 1996-09-29
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E; MORTGAGE SECURITIES III TRUSTS F
filed 1996-11-13
CIK 785818, 799630, 808264, 814144, 826488, 830431

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

           For the Thirty-nine Weeks Ended September 29, 1996 or
     [ ]  Transition Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934
          For the transition period from            to


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

(PAGE)
                Securities and Exchange Commission
        Mortgage Securities III Trusts A, B, C, D, E and F
                     Index to Form 10-Q Filing
      For the Thirty-nine Weeks Ended September 29, 1996
(CAPTION)
Part I.   Financial Information
(S)
(C)
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
          Balance Sheets Trust D
10
          Balance Sheets Trust E
11
          Balance Sheets Trust F
12
          Statement of Cash Flows Trust A
13
          Statement of Cash Flows Trust B
14
          Statement of Cash Flows Trust C
15
          Statement of Cash Flows Trust D
16
          Statement of Cash Flows Trust E
17
          Statement of Cash Flows Trust F
18
          Notes to Financial Statements
19
(/TABLE)
(TABLE)
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                         See pg. 19 (Note 1)
(CAPTION)
Part II.  Other Information
(S)                                                          (C)
Item 1.   Legal Proceedings                     (Not applicable)
Item 2.   Changes in Securities                 (Not applicable)
Item 3.   Default upon Senior Securities        (Not applicable)
Item 4.   Submission of Matters to a Vote
            of Security Holders                 (Not applicable)
Item 5.   Other Information                     (Not applicable)
(/TABLE)
(PAGE)
The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in Trust A, B, C, D, E and F's annual reports (Form 10-K) filed with the Securities and Exchange Commission for the year ended
December  31,  1995.   Though  not examined   by   independent
public  accountants,   the   financial information reflects, in
the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the Thirty-nine week period ending September 29, 1996, should not be regarded as necessarily indicative of the results that may be expected for the year 1996.


SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of November 1996.

                                   MORTGAGE SECURITES III TRUSTS
                                        A, B, C, D, E AND F

                                   Trusts acting through
                                   Wilmington Trust Company, not
                                   in its capacity, but solely as
                                   Owner Trustee


Name:  John M. Beeson, Jr.

                                   By:_______________________
                                   Title:      Vice President
(PAGE)
                  Mortgage Securities III Trust A
                    Statement of Operations
 For the Thirty-nine Weeks Ended Sept. 29, 1996 and Sept 24,
                            1995 (Unaudited)

(TABLE)
(Dollar amounts in thousands)

(CAPTION)
                           Thirteen                Thirty-nine
                         Weeks Ended              Weeks Ended
                     Sept. 29,  Sept 24,     Sept. 29,   Sept.
                      24, 1996            1995            1996
                      1995
(S)                          (C)         (C)
(C)
(C)
Interest income         $   261  $   296   $  798   $  921


Interest expense            237      281      739      876


Net income/(loss)(Note 6)$   45   $   24   $   15   $   59
(/TABLE)




 The accompanying notes are an integral part of these statements.



                                -1-
(PAGE)
                  Mortgage Securities III Trust B
                      Statement of Operations
 For the Thirty-nine Weeks Ended Sept. 29, 1996 and Sept. 24, 1995
                            (Unaudited)
(TABLE)
(Dollar amounts in thousands)


(CAPTION)
                            Thirteen             Thirty-nine
                            Weeks Ended          Weeks Ended
                          Sept. 29,  Sept. 24,    Sept. 29,  Sept
                            24, 1996       1995         1996
                            1995
(S)                       (C)       (C)            (C)    (C)
Interest income        $    404  $    478     $  1,271  $  1,473


Interest expense            382       466        1,214     1,432

Net income/(loss)(Note 6)$   22  $     12     $     57        41

(/TABLE)






 The accompanying notes are an integral part of these statements.




                                -2-
(PAGE)
(TABLE)
                  Mortgage Securities III Trust C
                       Statement of Operations
 For the Thirty-nine Weeks Ended Sept. 29, 1996 and Sept. 24, 1995
                            (Unaudited)
(CAPTION)
(Dollar amounts in thousands)


                            Thirteen             Thirty-nine
                          Weeks Ended            Weeks Ended
                           Sept. 29, Sept. 24,     Sept. 29,   Sept
                             24, 1996     1995          1996
                             1995
(S)                       (C)       (C)             (C)       (C)
Interest income          $   347   $   427    $  1,116   $  1,317

Interest expense             351       439       1,138      1,343


Net income/(loss)(Note 6) $   (4)  $   (12)   $    (22)  $    (26)

(/TABLE)




     The accompanying notes are an integral part of these
                          statements.


                              -3-
(PAGE)
                  Mortgage Securities III Trust D
                      Statement of Operations
 For the Thirty-nine Weeks Ended Sept. 29, 1996 and Sept. 24, 1995
                            (Unaudited)
(TABLE)
(Dollar amounts in thousands)


(CAPTION)
                           Thirteen              Thirty-nine
                          Weeks Ended            Weeks Ended
                          Sept. 29, Sept. 24,     Sept. 29, Sept.
                            24, 1996       1995         1996
                            1995
((S)                          (C)       (C)               (C)
(C)
Interest income           $    355  $    384     $  1,056   $ 1,180


Interest expense               344       385         1,055    1,170


Net income/(loss) (Note 6) $    11  $    (1)      $      1  $    10
(/TABLE)




 The accompanying notes are an integral part of these statements.




                                -4-
(PAGE)
                  Mortgage Securities III Trust E
                     Statement of Operations
 For the Thirty-nine Weeks Ended Sept. 29, 1996 and Sept. 24,
                            1995 (Unaudited)
(CAPTION)
(Dollar amounts in thousands)


(TABLE)
                            Thirteen               Thirty-nine
                          Weeks Ended              Weeks Ended
                          Sept. 29,  Sept. 24,     Sept. 29, Sept.
                            24, 1996       1995          1996
                            1995
(S)                          (C)         (C)              (C)   (C)
Interest income         $  1,024  $  1,191   $  3,272  $  3,666


Interest expense           1,213     1,312      3,706     4,048


Interest expense to
  affiliate (Note 5)         702       695      2,123     2,043


Net income/(loss)(Note 6)$  (891) $   (816)  $ (2,557) $(2,425)

(/TABLE)







  The accompanying notes are an integral part of these statements.




                                 -5-
(PAGE)
                  Mortgage Securities III Trust F
                      Statement of Operations
 For the Thirty-nine Weeks Ended Sept. 29, 1996 and Sept. 24, 1995
                            (Unaudited)
(TABLE)
(Dollar amounts in thousands)

(CAPTION)
                            Thirteen             Thirty-nine
                          Weeks Ended           Weeks Ended
                           Sept. 29, Sept. 24,    Sept. 29, Sept.
                             24, 1996      1995         1996
                             1995
(S)                          (C)       (C)
Interest income         $   299  $   347    $   948  $ 1,071


Interest expense            382      356   $  1,065  $ 1,082


Interest expense to
  affiliate (Note 5)        184      339        875      994


Net income/(loss)(Note 6)  (267) $  (348)  $   (992) $(1,005)
(/TABLE)
     The accompanying notes are an integral part of these
                          statements.


                              -6-
(PAGE)
                  Mortgage Securities III Trust A
                         Balance Sheets
            September 29, 1996 and December 31, 1995
(TABLE)
(Dollar amounts in thousands)

(CAPTION)

                                              Sept. 29,   Dec.
31,
Assets                                          1996        1995
                                             (Unaudited)
(S)                                            (C)        (C)
Cash and equivalents:
  Trust account                             $   1      $   1
  Collection account (Notes 3 and 4)          479        844
                                              480        845

Receivable from beneficial owner (Note 5)       -      1,746
Interest receivable                            88         98
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized premium of $45 and $41
(Notes 2, 4 and 5)                         10,760     11,772
                                          $11,328    $14,461
Liabilities and Owner's Beneficial Interest

Interest payable                          $   314    $   355
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)             10,262     11,667

Owner's Beneficial Interest:
  Owner's beneficial interest                   1          1
  Retained earnings                           751      2,438

  Total Owner's Beneficial Interest           752      2,439

                                          $11,328    $14,461
(/TABLE)


The accompanying notes are an integral part of these balance sheets.


                                -7-
(PAGE)
                  Mortgage Securities III Trust B
                         Balance Sheets
            September 29, 1996 and December 31, 1995
(TABLE)
(Dollar amounts in thousands)

(CAPTION)

                                           Sept. 29,   Dec. 31,
Assets                                      1996        1995
                                           (Unaudited)
(S)                                         (C)        (C)
Cash and equivalents:
  Trust account                           $     1    $      1
  Collection account (Notes 3 and 4)        2,183       1,003
                                            2,184       1,004

Receivable from beneficial owner (Note 5)       -         370
Interest receivable                           137         161
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $178 and
  $233 (Notes 2, 4 and 5)                  17,194     19,751
                                          $19,515    $21,286
Liabilities and Owner's Beneficial Interest

Interest payable                          $ 1,753    $   570
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)             16,122     18,763

Owner's Beneficial Interest:
  Owner's beneficial interest                   1          1
  Retained earnings                         1,639      1,952

  Total Owner's Beneficial Interest         1,640      1,953

                                          $19,515    $21,286
(/TABLE)





The accompanying notes are an integral part of these balance sheets.


                                -8-
(PAGE)
                  Mortgage Securities III Trust C
                          Balance Sheets
             September 29, 1996 and December 31, 1995
(TABLE)
(Dollar amounts in thousands)

(CAPTION)
                                              Sept. 29,   Dec. 31,
Assets                                          1996        1995
                                           (Unaudited)
(S)                                            (C)        (C)
Cash and equivalents:
  Trust account                            $     1     $      1
  Collection account (Notes 3 and 4)         1,284        1,067
                                             1,285        1,068

Receivable from beneficial owner                 -          236
Interest receivable                            119          138
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $159 and
  $194 (Notes 2, 4 and 5)                   14,757     17,721
                                           $16,161    $19,163
Liabilities and Owner's Beneficial Interest

Interest payable                           $   451    $   535
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)              14,867     17,529
Payable to beneficial owner (Note 5)

Owner's Beneficial Interest:
  Owner's beneficial interest                    1          1
  Retained earnings                            842      1,098

  Total Owner's Beneficial Interest            843      1,099

                                           $16,161    $19,163
(/TABLE)





The accompanying notes are an integral part of these balance sheets.
                                   -9-
(PAGE)
                  Mortgage Securities III Trust D
                         Balance Sheets
            September 29, 1996 and December 31, 1995
(TABLE)
(Dollar amounts in thousands)

(CAPTION)

                                            Sept. 29,   Dec. 31,
Assets                                          1996        1995
                                           (Unaudited)
(S)                                            (C)        (C)
Cash and equivalents:
  Trust account                            $     1    $      1
  Collection account (Notes 3 and 4)           105         223
                                               106         224

Receivable from beneficial owner                31       1,653
Interest receivable                            134         124
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized premium of $87 and
  $69 (Notes 2, 4 and 5)                    15,555     17,097
                                           $15,826    $19,098
Liabilities and Owner's Beneficial Interest

Interest payable                           $   218    $   241
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)              15,141     16,725

Owner's Beneficial Interest:
  Owner's beneficial interest                    1          1
  Retained earnings                            466      2,131

  Total Owner's Beneficial Interest            467      2,132

                                           $15,826    $19,098
(/TABLE)





The accompanying notes are an integral part of these balance sheets.


                               -10-
(PAGE)
                  Mortgage Securities III Trust E
                         Balance Sheets
            September 29, 1996 and December 31, 1995
(TABLE)
(Dollar amounts in thousands)

(CAPTION)

                                               Sept. 29,  Dec. 31,
Assets                                       1996       1995
                                           (Unaudited)
(S)                                            (C)        (C)
Cash and equivalents:
  Trust account                             $     1  $     1
  Collection account (Notes 3 and 4)          2,705    2,716
                                              2,706    2,717

Receivable from beneficial owner               (158)   1,662
Interest receivable                             313      389
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $364
  and $488 (Notes 2, 4 and 5)                48,753   54,032
Deferred hedging costs (Note 5)                 344      460
                                           $ 51,958  $59,260
Liabilities and Owner's Beneficial Interest

Interest payable                           $  1,023  $ 1,143
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)               41,925   46,855
Payable to Weyerhaeuser Mortgage Company
  (Note 5)                                   34,829   32,702

Owner's Beneficial Interest:
  Owner's beneficial interest                     1        1
  Accumulated deficit                       (25,820) (21,444)


  Total Owner's Beneficial Interest         (25,819) (21,443)


                                           $ 51,958  $ 59,260

The accompanying notes are an integral part of these balance sheets.
(/TABLE)
                               -11-
(PAGE)
                  Mortgage Securities III Trust F
                         Balance Sheets
            September 29, 1996 and December 31, 1995
(TABLE)
(Dollar amounts in thousands)

(CAPTION)

                                           Sept. 29,   Dec. 31,
Assets                                       1996        1995
                                          (Unaudited)
(S)                                            (C)        (C)
Cash and equivalents:
  Trust account                           $      1   $      1
  Collection account (Notes 3 and 4)         1,296        684
                                             1,297        685

Receivable from beneficial owner                 -      1,937
Interest receivable                             93        111
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $19
  and $54 (Notes 2, 4 and 5)                12,335     14,604
Deferred hedging costs (Note 5)                 10        178
                                          $ 13,735   $ 17,515
Liabilities and Owner's Beneficial Interest

Interest payable                          $    331   $    389
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)              11,006     12,676
Payable to Weyerhaeuser Mortgage Company
  (Note 5)                                   9,001     15,899

Owner's Beneficial Interest:
  Owner's beneficial interest                    1          1
  Accumulated deficit                       (6,604)   (11,450)

  Total Owner's Beneficial Interest         (6,603)   (11,449)

                                          $ 13,735   $ 17,515
(/TABLE)


The accompanying notes are an integral part of these balance sheets.

                               -12-
(PAGE)
                  Mortgage Securities III Trust A
                      Statement of Cash Flows
 For the Thirty-nine Weeks Ended Sept. 29, 1996 and Sept. 24, 1995
                            (Unaudited)
(TABLE)
(Dollar amounts in thousands)

(CAPTION)

                                                    Thirty-nine
                                                    Weeks Ended
                                                Sept. 29,  Sept.
                                                  24, 1996
                                                  1995
(S)                                             (C)       (C)
Cash flows from operations:
  Net income/(loss)                             $    59   $     45
  Adjustments to reconcile net income
    to net cash provided by operations:
    Amortization                                      0         14
    Accretion of interest                             -          -
    Changes in:
      Interest receivable                            10         13
      Receivable from beneficial owner            1,746          -
      Interest payable                              (41)       (52)

Cash flows from operations                        1,774         20

Cash flows from investing:
  Mortgage backed certificates --
    Collections on principal                      1,014      1,497

Cash flows from financing:
  Dividends Declared                             (1,745)         -
  Collateralized mortgage obligation bonds --
    Payments on principal                        (1,408)    (1,711)

Cash flows from financing                        (3,153)    (1,711)

Net increase (decrease) in cash and equivalents    (365)      (194)
Cash and equivalents at beginning of year           845      1,021

Cash and equivalents at end of quarter          $   480   $    827

Supplemental disclosures:
  Cash paid during the period for interest      $   775   $    919
(/TABLE)



 The accompanying notes are an integral part of these statements.

                               -13-
(PAGE)
                  Mortgage Securities III Trust B
                      Statement of Cash Flows
 For the Thirty-nine Weeks Ended Sept. 29, 1996 and Sept. 24, 1995
                            (Unaudited)
(TABLE)
(Dollar amounts in thousands)

(CAPTION)

                                                     Thirty-nine
                                                    Weeks Ended
                                                Sept. 29,  Sept.
                                                  24, 1996
                                                  1995
(S)                                             (C)       (C)
Cash flows from operations:
  Net income/(loss)                             $    57   $   41
  Adjustments to reconcile net income
    to net cash provided by operations:
    Amortization                                     (1)     (19)
    Accretion of interest                           938      858
    Changes in:
      Interest receivable                            24       13
      Receivable from beneficial owners             370        -
  Interest payable                                1,183      (59)

Cash flows from operations                        2,571      872

Cash flows from investing:
Mortgage backed certificates --
    Collections on principal                      2,612    2,247

Cash flows from financing:
  Dividends Declared                               (369)       -
  Collateralized Mortgage Obligation Bonds--
     Payments on principal                       (3,634)  (2,746)

Cash flows from financing                        (4,003)  (2,746)

Net increase (decrease) in cash and equivalents   1,180      373
Cash and equivalents at beginning of year         1,004    1,093

Cash and equivalents at end of quarter          $ 2,184   $1,466

Supplemental disclosures:
  Cash paid during the period for interest      $   298   $  587
(/TABLE)



The accompanying notes are an integral part of these statements.

                              -14-
(PAGE)
                  Mortgage Securities III Trust C
                      Statement of Cash Flows
 For the Thirty-nine Weeks Ended Sept. 29, 1996 and Sept. 24, 1995
                            (Unaudited)
(TABLE)
(Dollar amounts in thousands)

(CAPTION)
                                                     Thirty-nine
                                                    Weeks Ended
                                                Sept. 29,   Sept.
                                                  24, 1996
                                                  1995
(S)  (C)                                        (C)
Cash flows from operations:
  Net loss                                      $   (22)  $    (26)
  Adjustments to reconcile net income
    to net cash provided by operations:
    Amortization                                     25         29
     Changes in:
      Interest receivable                            19         11
      Receivable from beneficial owners             236          0
      Interest payable                              (84)       (52)

Cash flows from operations                          174        (38)

Cash flows from investing:
  Mortgage backed certificates --
    Collections on principal                      3,000      1,924

Cash flows from financing:
  Dividends Declared                               (235)         -1
  Collateralized mortgage obligation bonds --
    Payments on principal                        (2,722)    (1,679)
Cash flows from financing                        (2,957)    (1,679)

Cash and equivalents at end of quarter          $ 1,285   $  1,222

Supplemental disclosures:
  Cash paid during the period for interest      $ 1,161   $  1,344
(/TABLE)




The accompanying notes are an integral part of these statements.


                              -15-
(PAGE)
                  Mortgage Securities III Trust D
                      Statement of Cash Flows
 For the Thirty-nine Weeks Ended Sept. 29, 1996 and Sept. 24, 1995
                            (Unaudited)
(TABLE)
(Dollar amounts in thousands)

(CAPTION)
                                                    Thirty-nine
                                                    Weeks Ended
                                                Sept. 29,   Sept.
                                                  24, 1996
                                                  1995
(S)                                             (C)       (C)
Cash flows from operations:
  Net income/(loss)                             $     1   $     10
  Adjustments to reconcile net income
    to net cash provided by operations:
    Amortization                                      8         17
    Changes in:
      Interest receivable                           (10)        10
      Receivable from beneficial owner            1,622        (63)
      Interest payable                              (23)       (17)

Cash flows from operations                        1,598        (43)

Cash flows from investing:
  Mortgage backed certificates --
    Collections on principal                      1,561      1,414

Cash flows from financing:
  Dividends Declared                             (1,667)         -
  Collateralized mortgage obligation bonds --
    Payments on principal                        (1,610)    (1,243)

Cash flows from financing                        (3,277)    (1,243)

Net increase (decrease) in cash and equivalents    (118)       128
Cash and equivalents at beginning of year           224        279

Cash and equivalents at end of quarter          $   106   $    407

Supplemental disclosures:
  Cash paid during the period for interest      $ 1,044   $  1,178
(/TABLE)


The accompanying notes are an integral part of these statements.



                              -16-
(PAGE)
                  Mortgage Securities III Trust E
                      Statement of Cash Flows
 For the Thirty-nine Weeks Ended Sept 29, 1996 and Sept. 24, 1995
                            (Unaudited)
(TABLE)
(Dollar amounts in thousands)

 (CAPTION)
                                                    Thirty-nine
                                                    Weeks Ended
                                                Sept. 29,   Sept.
                                                  24, 1996    1995
(S)                                             (C)       (C)
Cash flows from operations:
  Net loss                                    $ (2,557) $ (2,425)
  Adjustments to reconcile net loss to
    net cash provided for operations:
    Amortization, net                              380       334
    Accretion of interest                        2,597     2,376
    Changes in:
      Interest receivable                           76        30
      Receivable from beneficial owners          1,820         -
   Interest payable                               (119)      (95)
      Interest payable to Weyerhaeuser
        Mortgage Company (Note 5)                2,123     2,045

Cash flows from operations                       4,320     2,265

Cash flows from investing:
  Mortgage backed certificates --
    Collections on principal                     5,402     4,441

Cash flows from financing:
  Dividends Declared                            (1,820)        -
  Collateralized mortgage obligation bonds --
    Payments on principal                       (7,913)   (6,565)

Cash flows from financing                       (9,733)   (6,565)

Net increase (decrease)in cash and equivalents     (11)      141
Cash and equivalents at beginning of year        2,717     2,712

Cash and equivalents at end of quarter        $  2,706  $  2,853

Supplemental disclosures:
  Cash paid during the period for interest    $    726  $  1,363
(/TABLE)

The accompanying notes are an integral part of these statements.

                              -17-
(PAGE)
                  Mortgage Securities III Trust F
                      Statement of Cash Flows
 For the Thirty-nine Weeks Ended Sept. 29, 1996 and Sept. 24, 1995
                            (Unaudited)
(TABLE)
(Dollar amounts in thousands)

 (CAPTION)
                                                    Thirty-nine
                                                    Weeks Ended
                                                Sept. 29,   Sept.
                                                  24, 1996
                                                  1995
(S)                                             (C)       (C)
Cash flows from operations:
  Net loss                                      $  (992)  $ (1,005)
  Adjustments to reconcile net income
    to net cash provided by operations:
    Amortization, net                               228        118
    Accretion of interest                           575        526
    Changes in:
      Interest receivable                            18         12
      Receivable from beneficial owner            1,937          -
      Interest payable                              (58)       (55)
      Interest payable to Weyerhaeuser
        Mortgage Company (Note 5)                   876        994

Cash flows from operations                        2,584        590

Cash flows from investing:
  Mortgage backed certificates --
    Collections on principal                      2,304      1,612

Cash flows from financing:
  Dividends Declared                              5,837          -
  Payment on Weyerhaeuser Mtg Co. note           (7,773)         -
  Collateralized mortgage obligation bonds --
  Payments on principal                          (2,340)    (2,388)

Cash flows from financing                        (4,276)    (2,388)

Net increase (decrease) in cash and equivalents     612       (186)
Cash and equivalents at beginning of year           685      1,237

Cash and equivalents at end of quarter          $ 1,297   $  1,051

Supplemental disclosures:
  Cash paid during the period for interest      $   285   $    479
(/TABLE)

 The accompanying notes are an integral part of these statements.

                               -18-
(PAGE)
        Mortgage Securities III Trusts A, B, C, D, E and F
                   Notes to Financial Statements
        For the Thirty-nine Weeks Ended September 29, 1996


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

                               -19-
(PAGE)
(TABLE)
(CAPTION)      (S)       (C)                      (C)
                                  Date                Bonds
                  Trust          Issued               Issued

                    A       June 30, 1986           $100,000

                    B       September 30, 1986      $100,000

                    C       December 30, 1986       $100,000

                    D       February 27, 1987       $75,600

                    E       December 22, 1987       $131,600

                    F       March 30, 1988          $129,250
(/TABLE)
          Activity during the third quarter of 1996 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders.

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

          Trust E's GNMA certificates and Trust F's GNMA and FNMA certificates are carried at par value less
          unamortized discounts.   These  discounts  are
          amortized   using   an interest method which computes a
          constant effective  yield over  the  contractual life of
          the certificates.   Hedging costs related to holding
          GNMA and FNMA certificates have


                               -20-
                          (PAGE)
          been deferred and are also being amortized using the interest method. The Bonds are carried at par value less unamortized discounts. These discounts are amortized using an interest method which computes a constant effective yield over the contractual life of the Bonds.

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

          All   investment  securities  held  by  the   Trusts
          are classified as "held to maturity." The amortized cost and estimated market value of investments in debt securities are as follows:


                               -21-
(PAGE)
(TABLE)
(CAPTION)
                                 Gross        Gross     Estimated
                    Amortized  Unrealized   Unrealized    Market
                       Cost      Gains        Losses      Value

Held to Maturity:
(S)                 (C)        (C)          (C)         (C)
Mortgage-backed
  Securities
     Trust A        $ 10,760   $    584     $    -      $ 11,344
     Trust B          17,194        752          -        17,946
     Trust C          14,757        630          -        15,387
     Trust D          15,555        338          -        15,893
     Trust E          48,753        626          -        49,379
     Trust F          12,335        470          -        12,805
(/TABLE)
Note 3.      Collateralized Mortgage Obligation Bonds:

          Bonds at September 29, 1996 and December 31, 1995 consist of the following:

             Collateralized Mortgage Obligation     Sept. 29, Dec.31,
             Bonds, Trust A:                          1996     1995

             Class 4 - 9.20%, stated maturity
               July 1, 2016                         $10,315   $11,724
             Unamortized discount                       (53)      (57)

                                                    $10,262   $11,667
             Collateralized Mortgage Obligation
             Bonds, Trust B:

             Class 3 - 9.00%, stated maturity
               April 1, 2010                         $ 1,904   $ 5,538
             Class 4 - 9.00%, stated maturity
               October 1, 2016                        14,528    13,590
             Unamortized discount                       (310)     (365)

                                                     $16,122   $18,763
             Collateralized Mortgage Obligation
             Bonds, Trust C:

             Class 4 - 9.00%, stated maturity
               January 1, 2017                       $15,272   $17,994
             Unamortized discount                       (405)     (465)

                                                     $14,867   $17,529
                               -22-
(PAGE)
             Collateralized Mortgage Obligation      Sept. 29, Dec.31,
             Bonds, Trust D:                           1996      1995

             Class 2 - 8.55%, stated maturity
               December 1, 2014                      $    627  $2,237
             Class 3 - 8.60%, stated maturity
               March 1, 2017                           14,600  14,600
             Unamortized discount                         (86)   (112)

                                                     $ 15,141 $16,725
             Collateralized Mortgage Obligation
             Bonds, Trust E:

             Class 3 - 9.00%, stated maturity
               January 1, 2006                       $  5,274  $13,186
             Class 4 - 9.00%, stated maturity
               January 1, 2018                         40,212   37,616
             Unamortized discount                      (3,561)  (3,947)

                                                     $ 41,925  $46,855
             Collateralized Mortgage Obligation
             Bonds, Trust F:

             Class 3 - 9.00%, stated maturity
               January 1, 2014                       $  2,396  $ 4,736
             Class 4 - 9.00%, stated maturity
               April 1, 2018                            8,909    8,334
             Unamortized discount                        (299)    (394)

                                                     $ 11,006  $12,676

          The  stated maturity is the date such class will  be  fully
          paid,   assuming  that  scheduled  interest  and  principal
          payments  (with  no  prepayments) on the  certificates  are timely received.
          All collections on the certificates pledged as security
          for the Bonds will be remitted directly to a collection account (the "Collection Account") established with the Trustee and together with the reinvestment earnings thereon, will be available for application to the payment of principal and interest on the bonds on the following payment date.
                                -23-
          (PAGE)
          Each Trust's Bonds are subject to a special redemption,
          in whole or in part, if, as a result of substantial payments of principal on the underlying mortgage loans and/or low reinvestment yields, the Trusts determine that the amount of cash anticipated to be on deposit in the Collection Accounts on the next payment date might be insufficient to make required payments on the Bonds.
          Any such  redemption would  not exceed the principal
          amount of Bonds that would otherwise be required to be paid on the next payment date. As a result, a special redemption of Bonds will not result in a payment to bondholders more than two months earlier than the payment date on which such payment would otherwise have been received. The Bonds are not otherwise subject to call at the option of the Trusts except that the Class 2 and
          Class 3 Bonds may, in the case of each such class, be redeemed in whole, but not in part, at the Trusts'
          option on    any    payment  date  if  the  aggregate
          outstanding principal amount of the Bonds of the class to be redeemed is less than 10% of its aggregate initial principal amount.

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

          Trust D's Class 2 Bonds may be redeemed in whole, but not in part, at the Trust's option on any payment date on or after March 1, 1997 and the Class 3 Bonds may be redeemed in whole, but not in part, at the Trust's option on any payment date on or after March 1, 2002.
                                -24-
          (PAGE)
          Any such redemptions at the option of the Trusts shall be at a price equal to 100% of the unpaid principal amount of such Bonds, plus accrued interest.

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

Note 5.   Related parties:

          Trusts   A,   B,  C  and  D  purchased  from  an
          affiliate, Weyerhaeuser Mortgage Company, GNMA and FNMA certificates which were used to collateralize the Bonds.
          The purchases were at par value, plus Trust A and D's purchase premiums and less Trust B and C's purchase discounts. The purchases were financed with market-rate short-term debt from this affiliate until proceeds
          from  the  Bond  issuance   were obtained.
          Trust  E  purchased from an affiliate, Weyerhaeuser
          Mortgage Company,  GNMA certificates which were used to
          collateralize the Bonds.  Trust   F  purchased  from
          an   affiliate, Weyerhaeuser  Mortgage Company, GNMA and  FNMA
          certificates which  were used to collateralize the Bonds.
          The  purchases were  at  par  value,  less  the  purchase
          discounts.   The purchases were financed with the proceeds
          received from  the Bond  issuances  and  notes  due  to
          Weyerhaeuser  Mortgage Company.   The notes will bear
          interest at Bank of America's prime  rate and interest
          shall be compounded annually.   The principal balances and
          all accrued interest shall be due on each note on January 1, 2018 ("Maturity"). The principal and

                                -25-
          (PAGE)
          accrued interest on the notes are guaranteed by Weyerhaeuser Financial Services, Inc., to the extent that residual payments from the GNMA and FNMA certificates are insufficient to retire the debt and related interest.

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



                                -26-