Form 10-K
period 1996-12-29
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E; MORTGAGE SECURITIES III TRUSTS F
filed 1997-03-26
CIK 785818, 799630, 808264, 814144, 826488, 830431

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K

          [x]     Annual Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934

          [ ]    Transition Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934


     For the Fiscal Year Ended                     Commission File
        December 29, 1996                          Number 33-2253
        MORTGAGE SECURITIES III TRUSTS A, B, C, D, E AND F
          Delaware Trusts             (IRS Employer Identification
                                            No. 91-1314537)
  Securities Registered Pursuant to Section 12(b) of the Act: None

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
          Trust            Date Issued            Bonds Issued
          -----          ------------------       ------------
            A            June 30, 1986            $100,000,000
            B            September 30, 1986       $100,000,000
            C            December 30, 1986        $100,000,000
            D            February 27, 1987        $ 75,600,000
            E            December 22, 1987        $131,600,000
            F            March 30, 1988           $129,250,000

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

PART II

Item 5. Market for the Registrant's Beneficial Interest and Related Security Holder Matters

As of March 14, 1997, the Trusts' beneficial interest is owned by Mortgage Securities III Corporation and is not traded on any stock exchange or on the over-the-counter market.

Item 6.   Selected Financial Data

Omitted pursuant to General Instruction J(2)(a) of Form 10-K.

Item   7.     Management's   Discussion  and  Analysis   of
Financial Condition and Results of Operations

Business activity during 1996, 1995 and 1994 consisted of the collection of principal and interest by the trustee on the GNMA and FNMA certificates and the disbursement of the required payment of interest and principal to the bondholders.

The  following  table outlines principal payments made  by  the
Trusts during 1996 to the Class 2, 3 and 4 bondholders.  Accrued interest  was added  to  the  principal of Class 4 Bonds for
Collateralized  Mortgage Obligation Bonds Trusts B, E and F.
                Class 2       Class 3       Class 4        Total
                -------       -------       -------        -----
Trust A       $         -   $         -   $ 1,655,373   $ 1,655,373
Trust B                 -     4,523,745    (1,264,973)    3,258,772
Trust C                 -             -     3,673,354     3,673,354
Trust D         1,935,447             -         N/A       1,935,447
Trust E                 -    10,505,651    (3,501,382)    7,004,269
Trust F                 -     3,584,406      (775,724)    2,808,682

This rate of payment is sufficient to retire the Bonds prior to their stated maturity.

In December 1986, the Financial Accounting Standards Board issued Statement No. 91, which established a new method of accounting for nonrefundable fees and costs associated with purchasing a group of loans and the method of recognizing interest income and
expense.   This statement  is  applicable to all transactions entered into for fiscal years beginning after December 15, 1987. Retroactive application with restatement of the financial statements for all years presented was optional. Upon evaluation of this accounting statement and the current method of accounting, the Company elected to adopt Statement No. 91 prospectively for Trusts E and F. Under the new standard all discounts and hedging costs will be recognized over the contractual life of the loan as a yield adjustment. The Company elected not to adopt Statement No. 91 retroactively for Trusts A, B, C and D. Since no transactions have been entered into after the effective date of this statement, the Company will continue to use its current method, which approximates the effective interest method, for Trusts A, B, C and D.
Item 8.   Financial Statements and Supplementary Data
The financial statements of the Trusts, together with the related Notes to Financial Statements and Report of Independent Public Accountants, for the three years ended December 29, 1996, are included herein.
Item 9.   Disagreements on Accounting and Financial Disclosures
There was no change in accountants, nor any material disagreement with accountants on any matter of accounting principles, practices or financial statement disclosures, during the year ended December 29, 1996.

PART III

Item 10.  Directors and Executive Officers of the Registrant
Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

Item 11.  Executive Compensation
Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          Report of Independent Public Accountants.

          Statements  of Operations for the Three Years Ended
          December 29, 1996 Trust A.


          Statements  of Operations for the Three Years Ended
          December 29, 1996 Trust B.


          Statements  of Operations for the Three Years Ended
          December 29, 1996 Trust C.


          Statements  of Operations for the Three Years Ended
          December 29, 1996 Trust D.


          Statements  of Operations for the Three Years Ended
          December 29, 1996 Trust E.


          Statements  of Operations for the Three Years Ended
          December 29, 1996 Trust F.


          Balance Sheets as of December 29, 1996 and December 31,
          1995 Trust A.


          Balance Sheets as of December 29, 1996 and December 31,
          1995 Trust B.


          Balance Sheets as of December 29, 1996 and December 31,
          1995 Trust C.


          Balance Sheets as of December 29, 1996 and December 31,
          1995 Trust D.


          Balance Sheets as of December 29, 1996 and December 31,
          1995 Trust E.


          Balance Sheets as of December 29, 1996 and December 31,

          1995 Trust F.

          Statements of Changes in Owner's Beneficial Interest for the Three Years Ended December 29, 1996 Trust A.

          Statements of Changes in Owner's Beneficial Interest for the Three Years Ended December 29, 1996 Trust B.

          Statements of Changes in Owner's Beneficial Interest for the Three Years Ended December 29, 1996 Trust C.

          Statements of Changes in Owner's Beneficial Interest for the Three Years Ended December 29, 1996 Trust D.

          Statements of Changes in Owner's Beneficial Interest for the Three Years Ended December 29, 1996 Trust E.

          Statements of Changes in Owner's Beneficial Interest for the Three Years Ended December 29, 1996 Trust F.


          Statements  of Cash Flows for the Three Years Ended
          December 29, 1996 Trust A.

          Statements  of Cash Flows for the Three Years Ended
          December 29, 1996 Trust B.

          Statements  of Cash Flows for the Three Years Ended
          December 29, 1996 Trust C.

          Statements  of Cash Flows for the Three Years Ended
          December 29, 1996 Trust D.

          Statements  of Cash Flows for the Three Years Ended
          December 29, 1996 Trust E.

          Statements  of Cash Flows for the Three Years Ended
          December 29, 1996 Trust F.


          Notes  to  Financial  Statements for the  Three  Years
          Ended December 29, 1996

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


(c) Financial Statement Schedules required by Regulation S-X are included in Item (a)(2) above.

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of January 1997.


                                 MORTGAGE SECURITIES III TRUSTS
                                       A, B, C, D, E AND F
                                 Trusts acting through Wilmington
                                 Trust Company, not in its
                                 individual capacity, but solely as
                                 Owner Trustee


                                   By:/s/ Denise M. Geran

                                   Name:  Denise M. Geran

                                   Title: Financial Services Officer

Mortgage Securities III Trusts A, B, C, D, E and F

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following financial statements are referenced in Item 8:

                                                               Page
Report of Independent Public Accountants                       12

Statements of Operations for the Three Years Ended
December 29, 1996 Trust A                                      14

Statements of Operations for the Three Years Ended
December 29, 1996 Trust B                                      15

Statements of Operations for the Three Years Ended
December 29, 1996 Trust C                                      16

Statements of Operations for the Three Years Ended
December 29, 1996 Trust D                                      17

Statements of Operations for the Three Years Ended
December 29, 1996 Trust E                                      18

Statements of Operations for the Three Years Ended
December 29, 1996 Trust F                                      19


Balance Sheets as of December 29, 1996 and December 31, 1995
Trust A                                                        20

Balance Sheets as of December 29, 1996 and December 31, 1995
Trust B                                                        21

Balance Sheets as of December 29, 1996 and December 31, 1995
Trust C                                                        22

Balance Sheets as of December 29, 1996 and December 31, 1995
Trust D                                                        23

Balance Sheets as of December 29, 1996 and December 31, 1995
Trust E                                                        24

Balance Sheets as of December 29, 1996 and December 31, 1995
Trust F                                                        25







Page
Statements of Changes in Owner's Beneficial Interest for the
Three Years Ended December 29, 1996 Trust A                   26
Statements of Changes in Owner's Beneficial Interest for the
Three Years Ended December 29, 1996 Trust B                   27
Statements of Changes in Owner's Beneficial Interest for the
Three Years Ended December 29, 1996 Trust C                   28
Statements of Changes in Owner's Beneficial Interest for the
Three Years Ended December 29, 1996 Trust D                   29
Statements of Changes in Owner's Beneficial Interest for the
Three Years Ended December 29, 1996 Trust E                   30
Statements of Changes in Owner's Beneficial Interest for the
Three Years Ended December 29, 1996 Trust F                   31


Statements of Cash Flows for the Three Years Ended December
29, 1996 Trust A                                              32

Statements of Cash Flows for the Three Years Ended December
29, 1996 Trust B                                              33

Statements of Cash Flows for the Three Years Ended December
29, 1996 Trust C                                              34

Statements of Cash Flows for the Three Years Ended December
29, 1996 Trust D                                              35

Statements of Cash Flows for the Three Years Ended December
29, 1996 Trust E                                              36

Statements of Cash Flows for the Three Years Ended December
29, 1996 Trust F                                              37


Notes to Financial Statements for the Three Years Ended
December 29, 1996                                             38














                                                                Page

The following financial statement schedules are included herein:

     Schedule IV-Indebtedness to Related Parties - Not Current
     Trust E                                                    47
     Schedule IV-Indebtedness to Related Parties - Not Current
     Trust F                                                    48
     Schedule XIII-Other Security Investments Trust A           49

     Schedule XIII-Other Security Investments Trust B           50

     Schedule XIII-Other Security Investments Trust C           51

     Schedule XIII-Other Security Investments Trust D           52

     Schedule XIII-Other Security Investments Trust E           53

     Schedule XIII-Other Security Investments Trust F           54


            Report of Independent Public Accountants





To the Beneficial Owner of Mortgage
Securities III Trusts A, B, C, D, E and F


We  have audited the accompanying balance sheets of Mortgage
Securities III Trusts A, B, C, D, E and F (trusts established under the laws of the State of Delaware) as of December 29, 1996 and December 31, 1995, and the related statements of operations, changes in owner's beneficial interest, and cash flows for each of the three years in the period ended December 29, 1996. These financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortgage Securities III Trusts A, B, C, D, E and F, as of December
29, 1996 and December 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1996 in conformity with generally accepted accounting principles.

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


                                   ARTHUR ANDERSEN LLP

Los Angeles, California
January 22, 1997

                    Mortgage Securities III Trust
                      A Statements of Operations
           For the Three Years Ended December 29, 1996
(Dollar amounts in thousands)


                                         1996      1995      1994
                                        ------    ------    ------
Interest income                         $1,035    $1,203    $1,498
Interest expense                           970     1,144     1,504
                                        ------    ------    ------
Net income(loss)                        $   65    $   59    $   (6)
                                        ======    ======    ======











   The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust B
                    Statements of Operations
           For the Three Years Ended December 29, 1996

(Dollar amounts in thousands)


                                         1996      1995      1994
                                        ------    ------    ------
Interest income                         $1,634    $1,927    $2,329
Interest expense                         1,573     1,870     2,346
                                        ------    ------    ------
Net income(loss)                        $   61    $   57    $  (17)
                                        ======    ======    ======






   The accompanying notes are an integral part of these statements.

                              -15-

                  Mortgage Securities III Trust C
                    Statements of Operations
           For the Three Years Ended December 29, 1996

(Dollar amounts in thousands)


                                         1996      1995      1994
                                        ------    ------    ------
Interest income                         $1,441    $1,725    $2,076
Interest expense                         1,490     1,761     2,225
                                        ------    ------    ------
Net loss                                $  (49)   $  (36)   $ (149)
                                        ======    ======    ======



















   The accompanying notes are an integral part of these statements.

                              -16-

                  Mortgage Securities III Trust D
                      Statements of Operations
          For the Three Years Ended December 29, 1996

(Dollar amounts in thousands)


                                         1996      1995      1994
                                        ------    ------    ------
Interest income                         $1,363    $1,554    $1,780
Interest expense                         1,357     1,538     1,813
                                        ------    ------    ------
Net income(loss)                        $    6    $   16    $  (33)
                                        ======    ======    ======



















   The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust E
                     Statements of Operations
            For the Three Years Ended December 29, 1996

(Dollar amounts in thousands)


                                          1996      1995      1994
                                        -------   -------   -------
Interest income                         $ 4,305   $ 4,854   $ 5,487
Interest expense                          5,195     5,387     6,582
Interest expense to affiliate (Note 5)    2,892     2,753     2,058
                                        -------   -------   -------
Net loss                                $(3,782)  $(3,286)  $(3,153)
                                        =======   =======   =======





 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust F
                     Statements of Operations
            For the Three Years Ended December 29, 1996
(Dollar amounts in thousands)


                                          1996      1995      1994
                                        -------   -------    ------
Interest income                         $ 1,211   $ 1,398    $1,776
Interest expense                          1,246     1,400     2,011
Interest expense to affiliate (Note 5)    1,068     1,338     1,000
                                        -------   -------   -------
Net loss                                $(1,103)  $(1,340)  $(1,235)
                                        =======   =======   =======









 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust A
                           Balance Sheets
            December 29, 1996 and December 31, 1995

(Dollar amounts in thousands)



                                              1996        1995
                                            --------    --------

Assets

Cash and equivalents:
  Trust account                              $      1    $      1
  Collection account (Notes 3 and 4)              769         844
                                             --------    --------
                                                  770         845


Receivable from beneficial owner                    -       1,746
Interest receivable                                85          98
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized premium of $35 and
  $41 (Notes 2, 4, 5 and 7)                    10,227      11,772
                                             --------    --------
                                             $ 11,082    $ 14,461
                                             ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                             $    305    $    355
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 10,019      11,667

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                               757       2,438
                                             --------    --------
    Total Owner's Beneficial Interest             758       2,439
                                             --------    --------
                                             $ 11,082    $ 14,461
                                             ========    ========


The accompanying notes are an integral part of these balance sheets.


                  Mortgage Securities III Trust B
                           Balance Sheets
            December 29, 1996 and December 31, 1995

(Dollar amounts in thousands)


                                               1996        1995
                                             --------    --------

Assets
Cash and equivalents:
  Trust account                              $      1    $      1
  Collection account (Notes 3 and 4)              897       1,003
                                             --------    --------
                                                  898       1,004


Receivable from beneficial owner                    -         370
Interest receivable                               136         161
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $197 and
  $233 (Notes 2, 4, 5 and 7)                   16,652      19,751
                                             --------    --------
                                             $ 17,686    $ 21,286
                                             ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                             $    472    $    570
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 15,570      18,763
Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                             1,643       1,952
                                             --------    --------
    Total Owner's Beneficial Interest           1,644       1,953
                                             --------    --------
                                             $ 17,686    $ 21,286
                                             ========    ========


The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust C
                           Balance Sheets
            December 29, 1996 and December 31, 1995

(Dollar amounts in thousands)


                                               1996        1995
                                             --------    --------

Assets
Cash and equivalents:
  Trust account                              $      1    $      1
  Collection account (Notes 3 and 4)              900       1,067
                                             --------    --------
                                                  901       1,068


Receivable from (payable to) beneficial
  owner                                             -         236
Interest receivable                               108         138
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $154 and
  $194 (Notes 2, 4, 5 and 7)                   14,182      17,721
                                             --------    --------
                                             $ 15,191    $ 19,163
                                             ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                             $    426    $    535
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 13,951      17,529

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                               813       1,098
                                             --------    --------
    Total Owner's Beneficial Interest             814       1,099
                                             --------    --------
                                             $ 15,191    $ 19,163
                                             ========    ========




   The accompanying notes are an integral part of these balance sheets.


                  Mortgage Securities III Trust D
                           Balance Sheets
            December 29, 1996 and December 31, 1995

(Dollar amounts in thousands)


                                               1996        1995
                                             --------    --------

Assets
Cash and equivalents:
  Trust account                              $      1    $      1
  Collection account (Notes 3 and 4)              239         223
                                             --------    --------
                                                  240         224


Receivable from beneficial owner                   45       1,653
Interest receivable                               107         124
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized premium of $60 and
  $68 (Notes 2, 4, 5 and 7)                    15,095      17,097
                                             --------    --------
                                             $ 15,487    $ 19,098
                                             ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                             $    213    $    241
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 14,801      16,725

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                               472       2,131
                                             --------    --------
    Total Owner's Beneficial Interest             473       2,132
                                             --------    --------
                                             $ 15,487    $ 19,098
                                             ========    ========



   The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust E
                           Balance Sheets
              December 29, 1996 and December 31, 1995

(Dollar amounts in thousands)


                                                    1996        1995
                                                  --------    --------

Assets
Cash and equivalents:
  Trust account                                   $       1   $       1
  Collection account (Notes 3 and 4)                  2,120       2,716
                                                  ---------   ---------
                                                      2,121       2,717


Receivable from beneficial owner                          -       1,662
Interest receivable                                     336         389
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $339
  and $488 (Notes 2, 4, 5 and 7)                     47,636      54,032
Deferred hedging costs (Note 2)                         320         460
                                                  ---------   ---------
                                                  $  50,413   $  59,260
                                                  =========   =========

Liabilities and Owner's Beneficial Interest

Interest payable                                  $     986   $   1,143
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                       40,717      46,855
Payable to an affiliate (Note 5)                     35,597      32,705


Owner's Beneficial Interest:
  Owner's beneficial interest                             1           1
  Accumulated deficit                               (26,888)    (21,444)
                                                   --------    --------
    Total Owner's Beneficial Interest               (26,887)    (21,443)
                                                   --------    --------
                                                   $ 50,413    $ 59,260
                                                   ========    ========




The accompanying notes are an integral part of these balance sheets.

                  Mortgage Securities III Trust F
                          Balance Sheets
              December 29, 1996 and December 31, 1995

(Dollar amounts in thousands)


                                                    1996        1995
                                                  --------    --------

Assets
Cash and equivalents:
  Trust account                                   $      1     $      1
  Collection account (Notes 3 and 4)                   648          684
                                                  --------     --------
                                                       649          685


Receivable from beneficial owner                         -        1,937
Interest receivable                                     90          111
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $25
  and $54 (Notes 2, 4, 5 and 7)                     11,949       14,604
Deferred hedging costs (Note 2)                         85          178
                                                  --------     --------
                                                  $ 12,773     $ 17,515
                                                  ========     ========

Liabilities and Owner's Beneficial Interest

Interest payable                                  $    304     $     389
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                       9,990        12,676
Payable to an affiliate (Note 5)                     9,194        15,899

Owner's Beneficial Interest:
  Owner's beneficial interest                            1             1
  Accumulated deficit                               (6,716)      (11,450)
                                                  --------      --------
    Total Owner's Beneficial Interest               (6,715)      (11,449)
                                                  --------      --------
                                                  $ 12,773      $ 17,515
                                                  ========      ========



The accompanying notes are an integral part of these balance sheets.

                     Mortgage SEcurities III Trust A
           Statements of Changes in Owner's Beneficial Interest
             For the Three Years Ended December 29, 1996

(Dollar amounts in thousands)


                                  Owner's
                                Beneficial     Retained
                                 Interest      Earnings     Total
                                ----------     --------     -----
Balance at December 26, 1993        $1         $2,385       $2,386
Net loss                             -             (6)          (6)
                                    --         ------       ------
Balance at December 25, 1994         1          2,379        2,380
Net income                           -             59           59
                                    --         ------       ------
Balance at December 31, 1995         1          2,438        2,439
Dividends paid                       -         (1,746)      (1,746)
Net income                           -             65           65
                                    --         ------       ------
Balance at December 29, 1996        $1         $  757       $  758
                                    ==         ======       ======





   The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust B
        Statements of Changes in Owner's Beneficial Interest
             For the Three Years Ended December 29, 1996

(Dollar amounts in thousands)


                                  Owner's
                                Beneficial    Retained
                                 Interest     Earnings      Total
                                ----------    --------      -----
Balance at December 26, 1993        $1         $1,912       $1,913
Net loss                             -            (17)         (17)
                                    --         ------       ------
Balance at December 25, 1994         1          1,895        1,896
Net income                           -             57           57
                                    --         ------       ------
Balance at December 31, 1995         1          1,952        1,953
Dividends paid                       -           (370)        (370)
Net income                           -             61           61
                                    --         ------       ------
Balance at December 29, 1996        $1         $1,643       $1,644
                                    ==         ======       ======














  The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust C
        Statements of Changes in Owner's Beneficial Interest
             For the Three Years Ended December 29, 1996

(Dollar amounts in thousands)



                                 Owner's
                               Beneficial     Retained
                                Interest      Earnings      Total
                               ----------     --------      -----
Balance at December 26, 1993        $1         $1,283       $1,284
Net loss                             -           (149)        (149)
                                    --         ------       ------
Balance at December 25, 1994         1          1,134        1,135
Net loss                             -            (36)         (36)
                                    --         ------       ------
Balance at December 31, 1995         1          1,098        1,099
Dividends paid                       -           (236)        (236)
Net loss                             -            (49)         (49)
                                    --         ------       ------
Balance at December 29, 1996        $1         $  813       $  814
                                    ==         ======       ======














   The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust D
         Statements of Changes in Owner's Beneficial Interest
            For the Three Years Ended December 29, 1996

(Dollar amounts in thousands)



                                Owner's
                              Beneficial      Retained
                               Interest       Earnings      Total
                              ----------      --------      -----
Balance at December 26, 1993        $1         $2,148       $2,149
Net loss                             -            (33)         (33)
                                    --         ------       ------
Balance at December 25, 1994         1          2,115        2,116
Net income                           -             16           16
                                    --         ------       ------
Balance at December 31, 1995         1          2,131        2,132
Dividends paid                       -         (1,665)      (1,665)
Net income                           -              6            6
                                    --         ------       ------
Balance at December 29, 1996        $1         $  472       $  473
                                    ==         ======       ======













   The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust E
         Statements of Changes in Owner's Beneficial Interest
            For the Three Years Ended December 29, 1996

(Dollar amounts in thousands)


                                Owner's
                              Beneficial     Accumulated
                               Interest        Deficit       Total
                              ----------     -----------     -----
Balance at December 26, 1993        $1         $(15,005)    $(15,004)
Net loss                             -           (3,153)      (3,153)
                                    --         --------     --------
Balance at December 25, 1994         1          (18,158)     (18,157)
Net loss                             -           (3,286)      (3,286)
                                    --         --------     --------
Balance at December 31, 1995         1          (21,444)     (21,443)
Dividends paid                       -           (1,662)      (1,662)
Net loss                             -           (3,782)      (3,782)
                                    --         --------     --------
Balance at December 29, 1996        $1         $(26,888)    $(26,887)
                                    ==         ========     ========














 The accompanying notes are an integral part of these statements.

                               -30-

                  Mortgage Securities III Trust F
        Statements of Changes in Owner's Beneficial Interest
            For the Three Years Ended December 29, 1996

(Dollar amounts in thousands)


                                 Owner's
                               Beneficial     Accumulated
                                Interest        Deficit       Total
                               ----------     -----------     -----
Balance at December 26, 1993        $1         $ (8,875)    $ (8,874)
Net loss                             -           (1,235)      (1,235)
                                    --         --------     --------
Balance at December 25, 1994         1          (10,110)     (10,109)
Net loss                             -           (1,340)      (1,340)
                                    --         --------     --------
Balance at December 31, 1995         1          (11,450)     (11,449)
Contribution                         -            5,837        5,837
Net loss                             -           (1,103)      (1,103)
                                    --         --------     --------
Balance at December 29, 1996        $1         $ (6,716)    $ (6,715)
                                    ==         ========     ========













 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust A
                      Statements of Cash Flows
             For the Three Years Ended December 29, 1996

(Dollar amounts in thousands)


                                       1996        1995        1994
                                     --------   --------     --------

Cash flows from operations:
  Net income(loss)                   $     65    $     59    $     (6)
  Adjustments to reconcile net
    loss to net cash provided
    by operations:
    Amortization, net                      13          19          58
    Accretion of interest                   -           -         470
    Changes in:
      Interest receivable                  13          16          59
      Receivable from beneficial
       owner                            1,746           -           -
      Interest payable                    (50)        (69)       (256)
                                     --------    --------    --------
Net cash provided by operations         1,787          25         325
                                     --------    --------    --------
Cash flows from investing:
  Mortgage-backed certificates--
    Collections on principal            1,539       2,059       6,653
                                     --------    --------    --------
Cash flows from financing:
  Dividends paid                       (1,746)          -           -
  Collateralized Mortgage
    Obligation bonds --
    Payments on principal              (1,655)     (2,260)     (9,391)
                                     --------    --------    --------
Cash flows from financing              (3,401)     (2,260)     (9,391)
                                     --------    --------    --------
Net increase (decrease) in cash and
   equivalents                            (75)       (176)     (2,413)
Cash and equivalents at beginning
   of year                                845       1,021       3,434
                                     --------    --------    --------
Cash and equivalents at end of year  $    770    $    845    $  1,021
                                     ========    ========    ========
Supplemental disclosure:
   Cash paid during the year for
     interest                        $  1,012    $  1,201    $  1,255

 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust B
                     Statements of Cash Flows
            For the Three Years Ended December 29, 1996

(Dollar amounts in thousands)


                                       1996        1995        1994
                                     -------     -------    --------

Cash flows from operations:
  Net income(loss)                   $    61     $    57     $    (17)
  Adjustments to reconcile net
    loss to net cash provided
    by operations:
    Amortization, net                     29          23           62
    Accretion of interest              1,266       1,157        1,059
    Changes in:
      Interest receivable                 25          21           71
      Receivable from beneficial
       owner                             370           -            -
      Interest payable                   (98)        (86)        (330)
                                     -------     -------      -------
Net cash provided by operations        1,653       1,172          845
                                     -------     -------      -------
Cash flows from investing:
   Mortgage-backed certificates--
    Collections on principal           3,135       2,807        7,644
                                     -------     -------      -------
Cash flows from financing:
   Dividends paid                       (370)          -            -
   Collateralized Mortgage
     Obligation bonds --
     Payments on principal            (4,524)     (4,068)     (13,132)
                                     -------     -------      -------
Cash flows from financing             (4,894)     (4,068)     (13,132)
                                     -------     -------      -------
Net increase (decrease) in cash
  and equivalents                       (106 )       (89)      (4,643)
Cash and equivalents at beginning
  of year                              1,004       1,093        5,736
                                     -------     -------     --------
Cash and equivalents at end of year  $   898     $ 1,004     $  1,093
                                     =======     =======     ========
Supplemental disclosure:
  Cash paid during the year for
   interest                          $   340     $   741     $  1,466

 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust C
                      Statements of Cash Flows
            For the Three Years Ended December 29, 1996

(Dollar amounts in thousands)


                                       1996        1995        1994
                                    --------    --------     --------

Cash flows from operations:
  Net loss                           $   (49)    $   (36)    $   (149)
  Adjustments to reconcile net
    loss to net cash provided
    by operations:
    Amortization, net                     56          41          121
    Accretion of interest                  -          -         1,332
    Changes in:
      Interest receivable                 30          16           69
      Receivable from beneficial
       owner                             236          -             -
      Interest payable                  (110)        (75)        (312)
                                     -------     -------      -------
Net cash provided by operations          163         (54)       1,061
                                     -------     -------      -------
Cash flows from investing:
   Mortgage-backed certificates --
    Collections on principal           3,579       2,592        7,505
                                     -------     -------      -------
Cash flows from financing:
  Dividends paid                        (236)          -            -
  Collateralized Mortgage
   Obligation bonds --
   Payments on principal              (3,673)     (2,485)     (12,714)
                                     -------     -------      -------
Cash flows from financing             (3,909)     (2,485)     (12,714)
                                     -------     -------      -------
Net increase (decrease) in cash and
  equivalents                           (167)         53       (4,148)
Cash and equivalents at beginning
  of year                              1,068       1,015        5,163
                                     -------     -------      -------

Cash and equivalents at end of year  $   901     $ 1,068      $ 1,015
                                     =======     =======      =======
Supplemental disclosure:
  Cash paid during the year for
   interest                          $ 1,504     $ 1,767     $  1,004


 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust D
                    Statements of Cash Flows
           For the Three Years Ended December 29, 1996

(Dollar amounts in thousands)


                                       1996        1995        1994
                                     -------     -------     -------

Cash flows from operations:
  Net income(loss)                   $      6    $     16    $    (33)
  Adjustments to reconcile net
   loss to net cash used in
   operations:
   Amortization, net                       21          20          60
   Changes in:
     Interest receivable                   15          12          41
     Receivable from beneficial
       owner                            1,608         (81)        (79)
     Interest payable                     (28)        (25)        (99)
                                      -------     -------     -------
Net cash used in operations             1,622         (58)       (110)
                                      -------     -------     -------
Cash flows from investing:
  Mortgage-backed certificates --
  Collections on principal              1,994       1,784       5,586
                                      -------     -------     -------
Cash flows from financing:
  Dividends paid                       (1,665)          -           -
  Collateralized Mortgage
   Obligation bonds --
   Payments on principal               (1,935)     (1,781)     (6,900)
                                      -------     -------     -------
Cash flows from financing              (3,600)     (1,781)     (6,900)
                                      -------     -------     -------
Net increase (decrease) in cash
  and equivalents                          16         (55)     (1,424)
Cash and equivalents at beginning
  of year                                 224         279       1,703
                                      -------     -------     -------

Cash and equivalents at end of year  $    240     $   224     $   279
                                      =======     =======     =======
Supplemental disclosure:
  Cash paid during the year for
   interest                           $ 1,372     $ 1,551     $ 1,874


 The accompanying notes are an integral part of these statements.

                  Mortgage Securities III Trust E
                      Statements of Cash Flows
            For the Three Years Ended December 29, 1996

(Dollar amounts in thousands)


                                        1996        1995        1994
                                      --------    --------    --------

Cash flows from operations:
  Net loss                            $ (3,782)   $ (3,286)   $ (3,153)
  Adjustments to reconcile net
    loss to net cash provided
    by operations:
    Amortization, net                      859         474         891
    Accretion of interest                3,501       3,203       2,930
    Changes in:
      Interest receivable                   53          38         113
      Receivable from beneficial
       owner                             1,662           -           -
      Interest payable                    (158)       (133)       (447)
      Interest payable to
       an affiliate (Note 5)             2,892       2,753       2,058
                                       -------     -------     -------
Net cash provided by operations          5,027       3,049       2,392
                                       -------     -------     -------
Cash flows from investing:
   Mortgage-backed certificates --
     Collections on principal            6,544       6,038      13,047
                                       -------     -------     -------
Cash flows from financing:
   Dividends paid                       (1,662)          -           -
   Collateralized Mortgage
     Obligation bonds --
     Payments on principal             (10,505)     (9,082)    (22,819)
                                       -------     -------     -------
Cash flows from financing              (12,167)     (9,082)    (22,819)
                                       -------     -------     -------
Net (decrease) increase in cash
  and equivalents                         (596)          5      (7,380)
Cash and equivalents at beginning
  of year                                2,717       2,712      10,092
                                       -------     -------     -------
Cash and equivalents at end of year   $  2,121    $  2,717    $  2,712
                                       =======     =======     =======
Supplemental disclosure:
  Cash paid during the year for
    interest                          $    845    $  1,716    $  3,055

  The accompanying notes are an integral part of these statements.

                     Mortgage Securities III Trust F
                         Statements of Cash Flows
               For the Three Years Ended December 29, 1996

(Dollar amounts in thousands)


                                       1996        1995         1994
                                     --------    --------    --------
Cash flows from operations:
  Net loss                           $ (1,103)   $ (1,340)   $ (1,235)
  Adjustments to reconcile net loss
    to net cash provided by/(used
    in) operations:
    Amortization, net                     187         144         323
    Accretion of interest                 776         710         649
    Changes in:
      Interest receivable                  21          17          97
      Interest payable                    (85)        (75)       (455)
      Receivable from beneficial
       owner                            1,937           -           -
      Interest payable to
       an affiliate (Note 5)            1,068       1,338       1,000
                                      -------     -------     -------
Net cash provided by operations         2,801         794         379
                                      -------     -------     -------
Cash flows from investing:
  Mortgage-backed certificates--
    Collections on principal            2,684       1,971       9,769
                                      -------     -------     -------
Cash flows from financing:
  Contribution                          5,837           -           -
  Payment on Weyerhaeuser Mortgage
    Company note                       (7,773)          -           -
  Collateralized Mortgage
    Obligation bonds --
    Payments on principal              (3,585)     (3,317)    (17,602)
                                      -------     -------     -------
Cash flows from financing              (5,521)     (3,317)    (17,602)
                                      -------     -------     -------
Net increase (decrease) in cash and
  equivalents                             (36)       (552)     (7,454)
Cash and equivalents at beginning
  of year                                 685        1,237      8,691
                                      -------      -------    -------
Cash and equivalents at end of year  $    649     $    685   $  1,237
                                      =======      =======    =======
Supplemental disclosure:
  Cash paid during the year for
   interest                          $    339     $    606   $  1,455

     The accompanying notes are an integral part of these statements.

          Mortgage Securities III Trusts A, B, C, D, E and F
                   Notes to Financial Statements
            For the Three Years Ended December 29, 1996

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




       Trust                Date Issued           Bonds Issued
       -----             ------------------       ------------
         A               June 30, 1986            $100,000
         B               September 30, 1986       $100,000
         C               December 30, 1986        $100,000
         D               February 27, 1987        $ 75,600
         E               December 22, 1987        $131,600
         F               March 30, 1988           $129,250

       Activity during 1996, 1995 and 1994, consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders.

Note 2.Accounting policies:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


       In  December  1986, the Financial Accounting  Standards
       Board issued  Statement No. 91, which established a  new
       method of accounting for nonrefundable fees and costs associated with purchasing a group of loans and the method of recognizing interest income and expense. This statement must be applied prospectively to all transactions entered  into  for  fiscal years
       beginning   after  December  15,  1987.    Retroactive
       application with restatement of the financial statements for all years presented was optional. Upon evaluation of this accounting statement and the current method of accounting, the Company elected to adopt Statement No. 91 prospectively for Trusts E and F. Under the new standard, all discounts and hedging costs are recognized over the contractual life of the loan as a yield adjustment. The Company elected not to adopt Statement No.
       91 retroactively for Trusts A, B, C and D. Since no transactions have been entered into after the effective date of this statement, the Company will continue to use its current method, which approximates the effective interest method, for Trusts A, B, C and D.
                               -40-

       Cash and equivalents include cash held in the collection accounts and invested in short term investments with original maturities of less than three months.

Note 3.Collateralized Mortgage Obligation Bonds:

       Bonds  at  December 29, 1996 and December 31, 1995 consist of the following:
                                                  1996       1995
                                                --------   --------
          Collateralized Mortgage Obligation
            Bonds, Trust A:

          Class 4 - 9.20%, stated maturity
            July 1, 2016                        $ 10,068    $ 11,723
          Unamortized discount                       (49)        (56)
                                                --------    --------
                                                $ 10,019    $ 11,667
                                                ========    ========
          Collateralized Mortgage Obligation
            Bonds, Trust B:

          Class 3 - 9.00%, stated maturity
            April 1, 2010                       $  1,014    $  5,538
          Class 4 - 9.00%, stated maturity
            October 1, 2016                       14,855      13,590
          Unamortized discount                      (299)       (365)
                                                --------    --------
                                                $ 15,570    $ 18,763
                                                ========    ========

          Collateralized Mortgage Obligation
            Bonds, Trust C:

          Class 4 - 9.00%, stated maturity
            January 1, 2017                     $ 14,320    $ 17,994
          Unamortized discount                      (369)       (465)
                                                --------    --------
                                                $ 13,951    $ 17,529
                                                ========    ========











                                                  1996        1995
                                                --------    --------
          Collateralized Mortgage Obligation
            Bonds, Trust D:

          Class 2 - 8.55%, stated maturity
            December 1, 2014                    $    302    $  2,237
          Class 3 - 8.60%, stated maturity
            March 1, 2017                         14,600      14,600
                                                    (101)       (112)
                                                --------    --------
                                                $ 14,801    $ 16,725
                                                ========    ========
          Collateralized Mortgage Obligation
            Bonds, Trust E:

          Class 3 - 9.00%, stated maturity
            January 1, 2006                     $  2,681    $ 13,186
          Class 4 - 9.00%, stated maturity
            January 1, 2018                       41,117      37,616
          Unamortized discount                    (3,081)     (3,947)
                                                --------    --------
                                                $ 40,717    $ 46,855
                                                ========    ========
          Collateralized Mortgage Obligation
            Bonds, Trust F:

          Class 3 - 9.00%, stated maturity
            January 1, 2014                     $  1,152    $  4,736
          Class 4 - 9.00%, stated maturity
            April 1, 2018                          9,109       8,334
          Unamortized discount                      (271)       (394)
                                                --------    --------
                                                $  9,990    $ 12,676
                                                ========    ========

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

       The  maturities  of  the Collateralized  Mortgage  Obligation
       Bonds are based on the prepayment speed (liquidations) on the
       GNMA and FNMA certificates collateralizing the Bonds and  the
       reinvestment  of  scheduled  distributions  at  the   assumed
       reinvestment rates.  Maturities for the succeeding five years which estimates liquidations based on current market interest rates are as follows:
          Trust A   Trust B   Trust C   Trust D   Trust E   Trust F
          -------   -------   -------   -------   -------   -------
1997      $ 2,307   $ 3,404   $ 2,778   $ 2,684   $ 8,208   $ 2,748
1998        1,863     2,816     2,298     2,211     7,001     2,248
1999        1,508     2,338     1,902     1,819     5,987     1,852
2000        1,225     1,948     1,576     1,496     5,137     1,540
2001          992     1,626     1,306     1,225     4,427     1,295

Note 4.  Assets pledged:

      Trust  A,  B,  C,  D and F's Bonds are collateralized  by  the
      Trusts' GNMA and FNMA certificates and the Collection Accounts
      (see  Note 3).  Trust E Bonds are collateralized by Trust  E's
      GNMA  certificates.  Collections on the certificates are  used to meet the quarterly Bond interest payments and to reduce the outstanding  principal balance on the Bonds.  As  of  December
      29,  1996,  certificates  are  guaranteed  by  the  Government
      National   Mortgage  Association  and  the  Federal   National
      Mortgage Association as follows:
                          Government National      Federal National
                          Mortgage Association     Mortgage Association
                          --------------------     --------------------
       Trust A                 $  6,819                 $3,373
       Trust B                   14,403                  2,446
       Trust C                   10,055                  4,281
       Trust D                   12,843                  2,192
       Trust E                   47,975                   N/A
       Trust F                    2,462                  9,512

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


Note 7. Investment securities:

      All investment securities held by the Trusts are classified as "held to maturity". The amortized cost and estimated market values of investments in debt securities are as follows:


                                      Gross       Gross     Estimated
                        Amortized  Unrealized  Unrealized    Market
                           Cost       Gains      Losses      Value
                        ---------  ----------  ----------   ---------
      Held to Maturity:

       Mortgage-backed
         Securities
           Trust A        $ 10,227   $   651     $     -    $ 10,878
           Trust B          16,652       940           -      17,592
           Trust C          14,182       780           -      14,962
           Trust D          15,095       536           -      15,631
           Trust E          47,636     1,416           -      49,052
           Trust F          11,949       597           -      12,546



      Per the terms of the prospectus, the Trusts are legally precluded from selling the investments in debt securities, except in the case of a call of the Collateralized Mortgage Obligation bonds as discussed in
      Note 3.


                  Mortgage Securities III Trust E
    Schedule IV - Indebtedness to Related Parties - Not Current
                         December 29, 1996

 (Dollar amounts in thousands)


     Name of     December 31,      Indebtedness to       December 29,
  Related Party      1995       Additions    Deductions     1996
 --------------  ------------   ---------    ----------  ------------
 Weyerhaeuser
 Mortgage Company  $32,705      $2,892         $  -        $35,597
                   =======      ======         =======     =======



       On December 22, 1987, the Trust purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA certificates which were used to collateralize the Bonds. The purchase was financed with the proceeds received from the bond issuance and an interest bearing note due to Weyerhaeuser Mortgage Company.

                    Mortgage Securities III Trust F
      Schedule IV - Indebtedness to Related Parties - Not Current
                          December 29, 1996

 (Dollar amounts in thousands)


     Name of     December 31,      Indebtedness to       December 29,
  Related Party      1995       Additions    Deductions      1996
  -------------  ------------   ---------    ----------  ------------
 Weyerhaeuser
 Mortgage Company   $15,899      $1,068        $(7,773)     $9,194
                    =======      ======        ========     ======



      On March 30, 1988, the Trust purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA and FNMA certificates which were used to collateralize the Bonds. The purchase was financed with the proceeds received from the bond issuance and an interest bearing note due to Weyerhaeuser
      Mortgage Company.

                  Mortgage Securities III Trust A
           Schedule XIII - Other Security Investments
                        December 29, 1996

 (Dollar amounts in thousands)


                            Number of
                          Certificates                   Market
    Type of Security          Held        Cost1<F1>      Value2<F2>
 ----------------------   ------------    ----           -----
 Government National
   Mortgage Association
   Certificates                27        $ 6,819        $ 7,241


 Federal National
   Mortgage Association
   Certificates                14          3,373          3,637
                               --        -------        -------
                               41         10,192         10,878

 Plus:  Unamortized
          premium               -             35              -
                               --        -------        -------
                               41        $10,227        $10,878
                               ==        =======        =======












 <F1>
 1 Cost represents the uncollected principal balance of the mortgage loans underlying the certificates. Investments are grouped and are carried at cost plus unamortized premium on the balance sheet.
 <F2>
  2 Market value is an estimate based on the most current information available.

                    Mortgage Securities III Trust B
            Schedule XIII - Other Security Investments
                         December 29, 1996

 (Dollar amounts in thousands)


                           Number of
                          Certificates                   Market
   Type of Security           Held         Cost1<F1>     Value2<F2>
 ----------------------   ------------     ----          -----
 Government National
   Mortgage Association
   Certificates                33        $14,403        $14,997


 Federal National
   Mortgage Association
   Certificates                26          2,446          2,595
                               --        -------        -------
                               59         16,849         17,592


 Less:  Unamortized
          discount              -           (197)             -
                               --        -------        -------
                               59        $16,652        $17,592
                               ==        =======        =======









 <F1>
 1 Cost represents the uncollected principal balance of the mortgage loans underlying the certificates. Investments are grouped and are carried at cost less unamortized discount on the balance sheet.
 <F2>
 2 Market value is an estimate based on the most current information available.

                  Mortgage Securities III Trust C
            Schedule XIII - Other Security Investments
                         December 29, 1996

 (Dollar amounts in thousands)


                           Number of
                          Certificates                   Market
   Type of Security           Held         Cost1<F1>     Value2<F2>
 ----------------------   ------------     ----          -----
 Government National
   Mortgage Association
   Certificates                25        $ 10,055       $10,441
 Federal National
   Mortgage Association
   Certificates                26           4,281         4,521
                               --         -------       -------
                               51          14,336        14,962


 Less:  Unamortized
          discount              -            (154)            -
                               --         -------       -------
                               51        $ 14,182       $14,962
                               ==         =======       =======



 <F1>
 1 Cost represents the uncollected principal balance of the mortgage loans underlying the certificates. Investments are grouped and are carried at cost less unamortized discount on the balance sheet.
 <F2>
 2 Market value is an estimate based on the most current information available.

                  Mortgage Securities III Trust D
             Schedule XIII - Other Security
             Investments
                         December 29, 1996

 (Dollar amounts in thousands)


                           Number of
                          Certificates                   Market
   Type of Security           Held         Cost1<F1>     Value2<F2>
 ----------------------   ------------     ----          -----
 Government National
   Mortgage Association
   Certificates                23        $12,843        $13,316
 Federal National
   Mortgage Association
   Certificates                15          2,192          2,315
                               --        -------        -------
                               38         15,035         15,631


 Plus:  Unamortized
          premium               -             60              -
                               --        -------        -------
                               38        $15,095        $15,631
                               ==        =======        =======












 <F1>
 1 Cost represents the uncollected principal balance of the mortgage loans underlying the certificates. Investments are grouped and are carried at cost plus unamortized premium on the balance sheet.
 <F2>
 2 Market value is an estimate based on the most current information available.

                    Mortgage Securities III Trust E
             Schedule XIII - Other Security Investments
                         December 29, 1996

 (Dollar amounts in thousands)


                           Number of
                          Certificates                   Market
   Type of Security           Held         Cost1<F1>     Value2<F2>
 ----------------------   ------------     ----          -----
 Government National
   Mortgage Association
   Certificates                76        $47,975        $49,052

 Less:  Unamortized
          discount              -           (339)             -
                               --        -------        -------
                               76        $47,636        $49,052
                               ==        =======        =======


 <F1>
 1 Cost represents the uncollected principal balance of the mortgage loans underlying the certificates. Investments are grouped and are carried at cost less unamortized discount on the balance sheet.
 <F2>
 2 Market value is an estimate based on the most current information available.

                  Mortgage Securities III Trust F
            Schedule XIII - Other Security Investments
                         December 29, 1996

 (Dollar amounts in thousands)


                           Number of
                          Certificates                   Market
   Type of Security           Held         Cost1<F1>     Value2<F2>
 ----------------------   ------------     ----          -----
 Government National
   Mortgage Association
   Certificates                 7        $  2,462       $  2,612


 Federal National
   Mortgage Association
   Certificates                44           9,512          9,934
                               --         -------        -------
                               51          11,974         12,546


 Less:  Unamortized
          discount              -             (25)             -
                               --         -------        -------
                               51        $ 11,949       $ 12,546
                               ==         =======        =======




 <F1>
 1 Cost represents the uncollected principal balance of the mortgage loans underlying the certificates.
     Investments are grouped and are carried at cost less unamortized discount on the balance sheet.
 <F2>
 2 Market value is an estimate based on the most current information available.

 INDEX TO EXHIBITS

 Exhibit
 Number               Description of Exhibits                    Page
 -------   --------------------------------------------------    ----

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


 -----------------------------------
 *Incorporated by reference.