Form 10-Q
period 1997-03-30
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E; MORTGAGE SECURITIES III TRUSTS F
filed 1997-05-13
CIK 785818, 799630, 808264, 814144, 826488, 830431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

          For the Thirteen Weeks Ended March 30, 1997 or

     [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

          For the transition period from __________ to __________




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

Mortgage Securities III Trusts A, B, C, D, E and F
Index to Form 10-Q Filing
For the Thirteen Weeks Ended March 30, 1997


Part I.   Financial Information

Item 1.   Financial Statements                     Page No.
             Statement of Operations
                Trust A                               1
                Trust B                               2
                Trust C                               3
                Trust D                               4
                Trust E                               5
                Trust F                               6
             Balance Sheets
                Trust A                               7
                Trust B                               8
                Trust C                               9
                Trust D                               10
                Trust E                               11
                Trust F                               12
             Statement of Cash Flows
                Trust A                               13
                Trust B                               14
                Trust C                               15
                Trust D                               16
                Trust E                               17
                Trust F                               18
             Notes to Financial Statements            19

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                  19
                                                 (See Note 1)



Part II.  Other Information

Item 1.   Legal Proceedings                    (Not applicable)
Item 2.   Changes in Securities                (Not applicable)
Item 3.   Default upon Senior Securities       (Not applicable)
Item 4.   Submission of Matters to a Vote
          of Security Holders                  (Not applicable)
Item 5.   Other Information                    (Not applicable)

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in Trust A, B, C, D, E and F's annual reports (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 29, 1996. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the thirteen week period ending March 30, 1997, should not be regarded as necessarily indicative of the results that may be expected for the year 1997.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of May 1997.

                               MORTGAGE SECURITIES III TRUSTS
                               A, B, C, D, E AND F

                               Trusts acting through Wilmington
                               Trust Company, not in its
                               capacity, but solely as Owner
                               Trustee

                               By:  /s/ Denise M. Geran

                                    Denise M. Geran
                                    Financial Services Officer

Mortgage Securities III Trust A
Statement of Operations
For the Thirteen Weeks Ended March 30, 1997 and March 31, 1996
(Unaudited)

(Dollar amounts in thousands)



                                 Thirteen Weeks Ended
                                 ---------------------
                                  Mar. 30,     Mar. 31,
                                      1997         1996
                                 ---------   ---------
Interest income                   $    233     $    271

Interest expense                       218          255
                                 ---------    ---------
Net income (loss)(Note 6)         $     15     $     16
                                 =========    =========






The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Statement of Operations
For the Thirteen Weeks Ended March 30, 1997 and March 31, 1996
(Unaudited)

(Dollar amounts in thousands)



                                 Thirteen Weeks Ended
                                 ---------------------
                                  Mar. 30,     Mar. 31,
                                      1997         1996
                                 ---------    ---------
Interest income                   $    363     $    436

Interest expense                       348          432
                                 ---------    ---------
Net income (loss)(Note 6)         $     15     $      4
                                 =========    =========




The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust C
Statement of Operations
For the Thirteen Weeks Ended March 30, 1997 and March 31, 1996
(Unaudited)

(Dollar amounts in thousands)



                                 Thirteen Weeks Ended
                                 ---------------------
                                  Mar. 30,     Mar. 31,
                                      1997         1996
                                 ---------    ---------
Interest income                   $    315     $   393

Interest expense                       325         408
                                 ---------    ---------
Net income (loss)(Note 6)         $   (10)     $  (15)
                                 =========    =========




The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statement of Operations
For the Thirteen Weeks Ended March 30, 1997 and March 31, 1996
(Unaudited)

(Dollar amounts in thousands)



                                 Thirteen Weeks Ended
                                 ---------------------
                                  Mar. 30,     Mar. 31,
                                      1997         1996
                                 ---------    ---------
Interest income                    $   318     $   346

Interest expense                       320         363
                                 ---------    ---------
Net income (loss)(Note 6)          $   (2)     $  (17)
                                 =========    =========




The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statement of Operations
For the Thirteen Weeks Ended March 30, 1997 and March 31, 1996
(Unaudited)

(Dollar amounts in thousands)



                                 Thirteen Weeks Ended
                                 ---------------------
                                  Mar. 30,     Mar. 31,
                                      1997         1996
                                 ---------    ---------
Interest income                  $     978     $ 1,104

Interest expense                     1,329       1,245

Interest expense to
   affiliate (Note 5)                  696         711
                                  ---------   ---------
Net income (loss)(Note 6)        $ (1,047)     $ (852)
                                 =========    =========





The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust F
Statement of Operations
For the Thirteen Weeks Ended March 30, 1997 and March 31, 1996
(Unaudited)

(Dollar amounts in thousands)



                                 Thirteen Weeks Ended
                                 ---------------------
                                  Mar. 30,     Mar. 31,
                                      1997         1996
                                 ---------   ---------
Interest income                    $   262     $   321

Interest expense                       292         320

Interest expense to
   affiliate (Note 5)                  180         346
                                 ---------    ---------
Net income (loss)(Note 6)          $ (210)     $ (345)
                                 =========   =========




The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust A
Balance Sheets
March 30, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                Mar. 30,    Dec. 29,
                                                    1997        1996
                                                --------     -------
ASSETS                                         (Unaudited)

Cash and equivalents:
  Trust account                                $      1     $     1
  Collection account (Notes 3 and 4)                754         769
                                                -------      -------
                                                    755         770

Interest receivable                                  79          85

Government National and Federal National
  Mortgage Association Certificates, net of
  unamortized premium of $34 and $35
    (Notes 2, 4 and 5)                            9,707      10,227
                                                -------      -------
TOTAL ASSETS - TRUST A                         $ 10,541     $11,082
                                               =========    =========



LIABILITIES AND OWNER'S BENEFICIAL INTEREST

Interest payable                               $    288     $   305
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                    9,479      10,019

Owner's Beneficial Interest:
  Owner's beneficial interest                         1           1
  Retained earnings                                 773         757
                                              ---------    ---------
  Total Owner's Beneficial Interest                 774         758
                                              ---------    ---------
TOTAL LIABILITIES AND EQUITY - TRUST A         $ 10,541     $11,082
                                               =========   =========



The accompanying notes are an integral part of these balance sheets.

Mortgage Securities III Trust B
Balance Sheets
March 30, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                Mar. 30,    Dec. 29,
                                                    1997        1996
                                                --------     -------
ASSETS                                         (Unaudited)

Cash and equivalents:
  Trust account                                 $     1     $     1
  Collection account (Notes 3 and 4)                788         897
                                                -------      -------
                                                    789         898

Interest receivable                                 124         136

Government National and Federal National
  Mortgage Association Certificates, net of
  unamortized discount of $192 and $197
    (Notes 2, 4 and 5)                           16,233      16,652
                                                -------      -------
TOTAL ASSETS - TRUST B                          $17,146     $17,686
                                                =======     =======



LIABILITIES AND OWNER'S BENEFICIAL INTEREST

Interest payable                                $   456     $   472
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                   15,030      15,570

Owner's Beneficial Interest:
  Owner's beneficial interest                         1           1
  Retained earnings                               1,659       1,643
                                               ---------    ---------
  Total Owner's Beneficial Interest               1,660       1,644
                                               ---------    ---------
TOTAL LIABILITIES AND EQUITY - TRUST B          $17,146     $17,686
                                               =========   =========





The accompanying notes are an integral part of these balance sheets.

Mortgage Securities III Trust C
Balance Sheets
March 30, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                Mar. 30,    Dec. 29,
                                                    1997        1996
                                                --------     -------
ASSETS                                        (Unaudited)

Cash and equivalents:
  Trust account                                 $     1      $    1
  Collection account (Notes 3 and 4)              1,126         900
                                                -------      -------
                                                  1,127         901

Interest receivable                                 104         108

Government National and Federal National
  Mortgage Association Certificates, net of
  unamortized discount of $146 and $154
    (Notes 2, 4 and 5)                           13,370      14,182
                                                -------      -------
TOTAL ASSETS - TRUST C                          $14,601     $15,191
                                                =======      =======


LIABILITIES AND OWNER'S BENEFICIAL INTEREST

Interest payable                                $   406      $  426
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                   13,390      13,951

Owner's Beneficial Interest:
  Owner's beneficial interest                         1           1
  Retained earnings                                 804         813
                                              ---------    ---------
  Total Owner's Beneficial Interest                 805         814
                                              ---------    ---------
TOTAL LIABILITIES AND EQUITY - TRUST C          $14,601     $15,191
                                               =========   =========



The accompanying notes are an integral part of these balance sheets.

Mortgage Securities III Trust D
Balance Sheets
March 30, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                Mar. 30,    Dec. 29,
                                                    1997        1996
                                                --------     -------
ASSETS                                         (Unaudited)

Cash and equivalents:
  Trust account                                 $     1      $    1
  Collection account (Notes 3 and 4)                434         239
                                                -------      -------
                                                    435         240

Receivable from beneficial owner                     55          45
Interest receivable                                 104         107

Government National and Federal National
  Mortgage Association Certificates, net of
  unamortized premium of $58 and $60
    (Notes 2, 4 and 5)                           14,579      15,095
                                                -------     -------
TOTAL ASSETS - TRUST D                          $15,173     $15,487
                                                =======     =======



LIABILITIES AND OWNER'S BENEFICIAL INTEREST

Interest payable                                $   209      $  213
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                   14,494      14,801

Owner's Beneficial Interest:
  Owner's beneficial interest                         1           1
  Retained earnings                                 469         472
                                              ---------    ---------
  Total Owner's Beneficial Interest                 470         473
                                              ---------    ---------
TOTAL LIABILITIES AND EQUITY - TRUST D          $15,173     $15,487
                                               =========   =========



The accompanying notes are an integral part of these balance sheets.

Mortgage Securities III Trust E
Balance Sheets
March 30, 1997 and December 29, 1996

(Dollar amounts in thousands)


                                                Mar. 30,    Dec. 29,
                                                    1997        1996
                                                --------     -------
ASSETS                                         (Unaudited)

Cash and equivalents:
  Trust account                                $      1      $    1
  Collection account (Notes 3 and 4)              2,496       2,120
                                               --------      -------
                                                  2,497       2,121

Interest receivable                                 326         336

Government National and Federal National
  Mortgage Association Certificates, net of
  unamortized discount of $319 and $339
    (Notes 2, 4 and 5)                           46,114      47,636

Deferred hedging costs (Note   5)                   302         320
                                               --------      -------
TOTAL ASSETS - TRUST E                         $ 49,239     $50,413
                                               =========   =========


LIABILITIES AND OWNER'S BENEFICIAL INTEREST

Interest payable                               $    960      $  986
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                   39,919      40,717
Payable to Weyerhaeuser Mortgage Company
  (Note 5)                                            -      35,597
Payable to beneficial owner                      36,293           -

Owner's Beneficial Interest:
  Owner's beneficial interest                         1           1
  Accumulated deficit                          (27,934)     (26,888)
                                              ---------    ---------
  Total Owner's Beneficial Interest            (27,933)     (26,887)
                                              ---------    ---------
TOTAL LIABILITIES AND EQUITY - TRUST E         $ 49,239     $50,413
                                               =========   =========




The accompanying notes are an integral part of these balance sheets.

Mortgage Securities III Trust F
Balance Sheets
March 30, 1997 and December 29, 1996

(Dollar amounts in thousands)


                                                Mar. 30,    Dec. 29,
                                                    1997        1996
                                                --------     -------
ASSETS                                         (Unaudited)

Cash and equivalents:
  Trust account                                $      1     $     1
  Collection account (Notes 3 and 4)                516         648
                                               --------      -------
                                                    517         649

Interest receivable                                  89          90

Government National and Federal National
   Mortgage Association Certificates, net of
   unamortized discount of $23 and $25
     (Notes 2, 4 and 5)                          11,693      11,949

Deferred hedging costs (Note 5)                      78          85
                                               --------      -------
TOTAL ASSETS - TRUST F                         $ 12,377     $12,773
                                               ========     ========



LIABILITIES AND OWNER'S BENEFICIAL INTEREST

Interest payable                               $    293     $   304
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                    9,635       9,990
Payable to Weyerhaeuser Mortgage Company
  (Note 5)                                            -       9,194
Payable to beneficial owner                       9,374           -

Owner's Beneficial Interest:
  Owner's beneficial interest                         1           1
  Accumulated deficit                           (6,926)     (6,716)
                                              ---------    ---------
  Total Owner's Beneficial Interest             (6,925)     (6,715)
                                              ---------    ---------
TOTAL LIABILITIES AND EQUITY - TRUST F         $ 12,377     $12,773
                                               =========   =========






The accompanying notes are an integral part of these balance sheets.

Mortgage Securities III Trust A
Statement of Cash Flows
For the Thirteen Weeks Ended March 30, 1997 and March 31, 1996
(Unaudited)

(Dollar amounts in thousands)

                                               Thirteen Weeks Ended
                                              ---------------------
                                                Mar. 30,    Mar. 31,
                                                    1997        1996
                                                --------     -------
Cash flows provided by operations:
   Net income (loss)                            $    15     $    16

   Non-cash charges to income:
     Amortizations                                    5           3

   Changes in:
     Interest receivable                              6           9
     Interest payable                               (17)        (16)
                                                 -------      -------
Net cash provided by operations                       9          12

Cash flows from investing in the business:
   Collections on mortgage backed                   519         302
   certificates

Cash flows from financing activities:
   Payments on collateralized
      mortgage obligation bonds                   (543)       (581)

Net increase (decrease) in cash and                (15)       (267)
equivalents

Cash and equivalents at beginning of year           770         844
                                                -------      -------
Cash and equivalents at end of quarter          $   755     $   577
                                                -------      -------
Cash paid during the period for:
   Interest                                     $   232     $   254
                                               =========    =========



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Statement of Cash Flows
For the Thirteen Weeks Ended March 30, 1997 and March 31, 1996
(Unaudited)

(Dollar amounts in thousands)

                                               Thirteen Weeks Ended
                                              ---------------------
                                                Mar. 30,    Mar. 31,
                                                    1997        1996
                                               --------     -------
Cash flows provided by operations:
   Net income (loss)                            $   15      $     4

   Non-cash charges to income:
     Amortizations                                   2            6
     Accretion of interest                         334          306

   Changes in:
     Interest receivable                            12            7
     Interest payable                              (15)         (23)
                                                -------      -------
Net cash provided by operations                    348          300

Cash flows from investing in the business:
   Collections on mortgage backed                  424          991
   certificates

Cash flows from financing activities:
   Payments on collateralized
      mortgage obligation bonds                   (881)        (580)
                                                -------      -------
Net increase (decrease) in cash and               (109)         711
equivalents

Cash and equivalents at beginning of year          898        1,003
                                                -------      -------
Cash and equivalents at end of quarter          $  789      $ 1,714
                                                -------      -------
Cash paid during the period for:
   Interest                                     $   23      $   125
                                                =======      =======




The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust C
Statement of Cash Flows
For the Thirteen Weeks Ended March 30, 1997 and March 31, 1996
(Unaudited)

(Dollar amounts in thousands)

                                               Thirteen Weeks Ended
                                              ---------------------
                                                Mar. 30,    Mar. 31,
                                                    1997        1996
                                                --------     -------
Cash flows provided by operations:
   Net income (loss)                            $  (10)     $  (15)

   Non-cash charges to income:
      Amortizations                                 13          13

   Changes in:
      Interest receivable                            4          15
      Interest payable                             (20)        (23)
                                                -------      -------
Net cash flows provided by operations              (13)        (10)


Cash flows from investing in the business:
   Collections on mortgage backed                  821       1,063
   certificates

Cash flows from financing activities:
   Payments on collateralized
      mortgage obligation bonds                   (582)       (670)
                                                 ------       ------
Net increase (decrease) in cash and                 226         383
equivalents

Cash and equivalents at beginning of year           901       1,068
                                                -------      -------
Cash and equivalents at end of quarter          $ 1,127     $ 1,451
                                                -------      -------
Cash paid during the period for:
   Interest                                     $   322     $   382
                                                =======      =======



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statement of Cash Flows
For the Thirteen Weeks Ended March 30, 1997 and March 31, 1996
(Unaudited)

(Dollar amounts in thousands)

                                               Thirteen Weeks Ended
                                              ---------------------
                                                Mar. 30,    Mar. 31,
                                                    1997        1996
                                                --------     -------
Cash flows provided by operations:
   Net income (loss)                            $   (2)     $  (17)

   Non-cash changes to income:
      Amortizations                                  7          11

   Changes in:
      Interest receivable                            3           6
      Receivable from beneficial owner             (10)        (22)
      Interest payable                              (4)        (96)
                                                -------      -------
Cash flows provided by operations                   (6)       (118)

Cash flows from investing in the business:
   Collections on mortgage backed                  514         840
   certificates

Cash flows from financing activities:
   Payments on collateralized
      mortgage obligation bonds                   (313)        118
                                                -------      -------
Net increase (decrease) in cash and                195         840
equivalents

Cash and equivalents at beginning of year          240         223
                                                -------      -------
Cash and equivalents at end of quarter          $   435     $ 1,063
                                                -------      -------
Cash paid during the period for:
   Interest                                     $   320     $   356
                                                =======      =======


The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statement of Cash Flows
For the Thirteen Weeks Ended March 30, 1997 and March 31, 1996
(Unaudited)

(Dollar amounts in thousands)

                                               Thirteen Weeks Ended
                                              ---------------------
                                                Mar. 30,    Mar. 31,
                                                    1997        1996
                                                --------     -------
Cash flows provided by operations:
   Net income (loss)                            $(1,047)      $(852)

   Non-cash changes to income:
      Amortizations                                 349         106
      Accretion of interest                         925         846

   Changes in:
      Interest receivable                            10          32
      Interest payable                              (25)        (47)
      Interest payable to Weyerhaeuser
         Mortgage Company (Note 5)              (18,656)        714
                                                 -------      -------
Cash flows provided by operations                18,444         799

Cash flows from investing in the business:
   Collections on mortgage backed                 1,543       1,562
   certificates

Cash flows from financing:
   Payments on collateralized
      mortgage obligation bonds                  (2,075)     (2,419)
   Payments to Weyerhaeuser Mortgage Company    (16,941)          -
   Debt due Weyerhaeuser Financial
      Services, Inc. (Beneficial Owner)          36,293           -
                                                 -------     ------
Cash flows from financing                       (17,277)     (2,419)

Net increase (decrease) in cash and                 376         (58)
equivalents

Cash and equivalents at beginning of year         2,121       2,717
                                                -------      -------
Cash and equivalents at end of quarter          $ 2,497      $2,659
                                                -------      -------
Cash paid during the period for:
   Interest                                     $    60      $  297
                                                =======      =======





The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust F
Statement of Cash Flows
For the Thirteen Weeks Ended March 30, 1997 and March 31, 1996
(Unaudited)

(Dollar amounts in thousands)

                                               Thirteen Weeks Ended
                                              ---------------------
                                                Mar. 30,    Mar. 31,
                                                    1997        1996
                                                --------     -------
Cash flows provided by operations:
   Net income (loss)                            $ (210)     $ (345)

   Non-cash changes to income:
     Amortizations                                   71         139
     Accretion of interest                          205         188

   Changes in:
     Interest receivable                              1           6
     Interest payable                               (11)        (10)
     Interest payable to Weyerhaeuser
        Mortgage Company (Note 5)                (8,570)        346
                                                -------      -------
Cash flows provided by operations                (8,514)        324

Cash flows from investing in the business:
   Collections on mortgage backed                   257         160
   certificates

Cash flows from financing activities:
   Payments on collateralized
      mortgage obligation bonds                   (625)       (690)
   Payment to Weyerhaeuser Mortgage Company       (624)          -
   Debt due Weyerhaeuser Financial
      Services, Inc. (Beneficial Owner)          9,374           -
                                                -------      -------
Cash flows from financing activities             8,125        (690)

Net increase (decrease) in cash and               (132)       (206)
equivalents

Cash and equivalents at beginning of year          649         685
                                                -------      -------
Cash and equivalents at end of quarter         $   517     $   479
                                                -------      -------
Cash paid during the period for:
   Interest                                    $    26     $   107
                                                =======      =======




The accompanying notes are an integral part of these statements.

Mortgage Securities III Trusts A, B, C, D, E and F
Notes to Financial Statements
For the Thirteen Weeks Ended March 30, 1997
(Dollar amounts in thousands)





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

       Activity during the first quarter of 1997 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders.

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

       All investment securities held by the Trusts are classified as "held to maturity." The amortized cost and estimated market value of investments in debt securities are as follows:

                      Gross       Gross       Estimated
                      Amortized   Unrealized  Unrealized Market
Held to Maturity:     Cost        Gains       Losses     Value
       Mortgage-backed
         Securities
           Trust A      $  9,707   $    547    $    -    $ 10,254
           Trust B        16,233        704         -      16,937
           Trust C        13,370        543         -      13,913
           Trust D        14,579        300         -      14,879
           Trust E        46,114        387         -      46,501
           Trust F        11,693        429         -      12,122



Note 3.   Collateralized Mortgage Obligation Bonds:

       Bonds at March 30, 1997 and December 29, 1996 consist of the following:

   Collateralized Mortgage Obligation                Mar. 30,  Dec. 29,
   Bonds, Trust A:                                      1997      1996

   Class 4 - 9.20%, stated maturity
     July 1, 2016                                    $ 9,525   $10,068
   Unamortized discount                                  (46)      (49)

                                                     $ 9,479   $10,019


   Collateralized Mortgage Obligation
   Bonds, Trust B:

   Class 3 - 9.00%, stated maturity
     April 1, 2010                                   $   133   $ 1,014
   Class 4 - 9.00%, stated maturity
     October 1, 2016                                  15,189    14,855
   Unamortized discount                                 (292)     (299)

                                                     $15,030   $15,570


   Collateralized Mortgage Obligation
   Bonds, Trust C:

   Class 4 - 9.00%, stated maturity
     January 1, 2017                                 $13,738   $14,320
   Unamortized discount                                 (348)     (369)

                                                     $13,390   $13,951

   Collateralized Mortgage Obligation                March 30, Dec. 29,
     Bonds,   Trust   D:                                  1997     1996

   Class 2 - 8.55%, stated maturity
     December 1, 2014                                $      -  $    302
   Class 3 - 8.60%, stated maturity
     March 1, 2017                                     14,589    14,600
   Unamortized discount                                   (95)     (101)

                                                     $ 14,494  $ 14,801


   Collateralized Mortgage Obligation
   Bonds, Trust E:

   Class 3 - 9.00%, stated maturity
     January 1, 2006                                 $    606  $  2,681
   Class 4 - 9.00%, stated maturity
     January 1, 2018                                   42,042    41,117
   Unamortized discount                                (2,729)   (3,081)

                                                     $ 39,919  $ 40,717


   Collateralized Mortgage Obligation
   Bonds, Trust F:

   Class 3 - 9.00%, stated maturity
     January 1, 2014                                 $    526  $  1,152
   Class 4 - 9.00%, stated maturity
     April 1, 2018                                      9,314     9,109
   Unamortized discount                                  (205)     (271)

                                                     $  9,635  $  9,990




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


       Any such redemption at the option of the Trusts shall be at a price equal to 100% of the unpaid principal amount of such Bonds, plus accrued interest.

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

       Trust E purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA certificates which were used to collateralize the Bonds. Trust F purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA and FNMA certificates which were used to collateralize the Bonds. The purchases were at par value, less the purchase discounts. The purchases were financed with the proceeds received from the Bond issuances and notes due to Weyerhaeuser Mortgage Company. The notes accrued interest at Bank of America's prime rate and compounded interest annually. Both the principal and interest related to the Weyerhaeuser Mortgage Company payables were paid off by Weyerhaeuser Financial Services, Inc. (Beneficial Owner) in March 1997.

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