Form 10-Q
period 1997-06-29
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E; MORTGAGE SECURITIES III TRUSTS F
filed 1997-08-13
CIK 785818, 799630, 808264, 814144, 826488, 830431

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

          For the Twenty-Six Weeks Ended June 29, 1997 or

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



Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No _____.

The   Registrant  meets  the  conditions  set  forth   in   General
Instruction J(1)(a) and (b) of Form 10-Q and is therefore, filing this form with the reduced disclosure format.

Mortgage Securities III Trusts A, B, C, D, E and F
Index to Form 10-Q Filing
For the Twenty-Six Weeks Ended June 29, 1997


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

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in Trust A, B, C, D, E and F's annual reports (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 29, 1996. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the twenty-six week period ending June 29, 1997, should not be regarded as necessarily indicative of the results that may be expected for the year 1997.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of August 1997.

                               MORTGAGE SECURITIES III TRUSTS
                               A, B, C, D, E AND F

                               Trusts acting through Wilmington
                               Trust Company, not in its
                               capacity, but solely as Owner
                               Trustee

                               By:  /s/ Denise M. Geran

                                    Denise M. Geran
                                    Financial Services Officer

Mortgage Securities III Trust A
Statement of Operations
For the Twenty-Six Weeks Ended June 29, 1997 and June 30, 1996
(Unaudited)

(Dollar amounts in thousands)

                         Thirteen Weeks         Twenty-Six Weeks
                             Ended                    Ended
                       ------------------      ------------------
                       Jun. 29,   Jun. 30,     Jun. 29,   Jun. 30,
                           1997       1996         1997       1996
                       --------   --------     --------   --------
Interest income         $   190    $  267       $  423     $  537

Interest expense            184       247          401        502
                       --------   --------     --------   --------
Net income (Note 6)     $     6    $   20       $   22     $   35
                       ========   ========     ========   ========



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Statement of Operations
For the Twenty-Six Weeks Ended June 29, 1997 and June 30, 1996
(Unaudited)

(Dollar amounts in thousands)

                         Thirteen Weeks         Twenty-Six Weeks
                             Ended                    Ended
                       ------------------      ------------------
                       Jun. 29,   Jun. 30,     Jun. 29,   Jun. 30,
                           1997       1996         1997       1996
                       --------   --------     --------   --------
Interest income          $  545    $   431       $  908     $  867

Interest expense            515        400          862        832
                       --------   --------     --------   --------
Net income (Note 6)      $   30    $    31       $   46     $   35
                       ========   ========     ========   ========



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust C
Statement of Operations
For the Twenty-Six Weeks Ended June 29, 1997 and June 30, 1996
(Unaudited)

(Dollar amounts in thousands)

                         Thirteen Weeks         Twenty-Six Weeks
                             Ended                    Ended
                       ------------------      ------------------
                       Jun. 29,   Jun. 30,     Jun. 29,   Jun. 30,
                           1997       1996         1997       1996
                       --------   --------     --------   --------
Interest income          $  438     $  376       $  753     $  769

Interest expense            542        379          866        787
                       ---------   --------     --------   --------
Net loss (Note 6)         $(104)     $  (3)       $(113)     $ (18)
                       =========   ========     ========   ========



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statement of Operations
For the Twenty-Six Weeks Ended June 29, 1997 and June 30, 1996
(Unaudited)

(Dollar amounts in thousands)



                         Thirteen Weeks         Twenty-Six Weeks
                             Ended                    Ended
                       ------------------      ------------------
                       Jun. 29,   Jun. 30,     Jun. 29,   Jun. 30,
                           1997       1996         1997       1996
                       --------   --------     --------   --------
Interest income         $  251     $   355      $  569     $  701

Interest expense           300         348         621        711
                       --------   --------     --------   --------
Net income (loss)        $ (49)    $     7      $  (52)     $ (10)
  (Note 6)             ========   ========     ========   ========




The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statement of Operations
For the Twenty-Six Weeks Ended June 29, 1997 and June 30, 1996
(Unaudited)

(Dollar amounts in thousands)



                         Thirteen Weeks         Twenty-Six Weeks
                             Ended                    Ended
                       ------------------      ------------------
                       Jun. 29,   Jun. 30,     Jun. 29,   Jun. 30,
                           1997       1996         1997       1996
                       --------   --------     --------   --------
Interest income         $1,248     $1,144      $ 2,226    $ 2,248

Interest expense         3,956      1,248        5,285      2,493

Interest expense to
   an affiliate (Note 5)     -        710          695      1,421
                       --------   --------     --------   --------
Net loss (Note 6)      $(2,708)     $(814)     $(3,754)   $(1,666)
                       ========   ========     ========   ========



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust F
Statement of Operations
For the Twenty-Six Weeks Ended June 29, 1997 and June 30, 1996
(Unaudited)

(Dollar amounts in thousands)



                         Thirteen Weeks         Twenty-Six Weeks
                             Ended                    Ended
                       ------------------      ------------------
                       Jun. 29,   Jun. 30,     Jun. 29,   Jun. 30,
                           1997       1996         1997       1996
                       --------   --------     --------   --------
Interest income         $  274     $  327       $  536    $   648

Interest expense           426        363          718        683

Interest expense to
  an affiliate (Note 5)      -        345          180        691
                       --------   --------     --------   --------
Net loss (Note 6)       $ (152)     $(381)       $(362)    $ (726)
                       ========   ========     ========   ========



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust A
Balance Sheets
June 29, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                Jun. 29,    Dec. 29,
                                                    1997        1996
                                                --------     -------
ASSETS                                         (Unaudited)

Cash and equivalents:
  Trust account                                $      1     $     1
  Collection account (Notes 3 and 4)                798         769
                                                -------      -------
                                                    799         770

Interest receivable                                  71          85
Government National and Federal National
  Mortgage Association Certificates, net of
  unamortized premium of $0 and $35
  (Notes 2, 4 and 5)                              9,102      10,227
                                               --------     -------
TOTAL ASSETS - TRUST A                         $  9,972     $11,082
                                               ========     ========


LIABILITIES AND OWNER'S BENEFICIAL INTEREST

Interest payable                               $    206     $   305
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                    8,986      10,019

Owner's Beneficial Interest:
  Owner's beneficial interest                         1           1
  Retained earnings                                 779         757
                                              ---------    ---------
  Total Owner's Beneficial Interest                 780         758
                                              ---------    ---------
TOTAL LIABILITIES AND EQUITY - TRUST A         $  9,972     $11,082
                                              =========    =========



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Balance Sheets
June 29, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                Jun. 29,    Dec. 29,
                                                    1997        1996
                                                --------     -------
ASSETS                                         (Unaudited)

Cash and equivalents:
  Trust account                                 $     1     $     1
  Collection account (Notes 3 and 4)              1,159         897
                                                -------      -------
                                                  1,160         898

Interest receivable                                 114         136
Government National and Federal National
  Mortgage Association Certificates, net of
  unamortized discount of $0 and $197
  (Notes 2, 4 and 5)                             15,625      16,652
                                                -------     --------
TOTAL ASSETS - TRUST B                          $16,899     $17,686
                                                =======     ========


LIABILITIES AND OWNER'S BENEFICIAL INTEREST

Interest payable                                $   335     $   472
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                   14,874      15,570

Owner's Beneficial Interest:
  Owner's beneficial interest                         1           1
  Retained earnings                               1,689       1,643
                                                -------     -------
  Total Owner's Beneficial Interest               1,690       1,644
                                                -------     -------
TOTAL LIABILITIES AND EQUITY - TRUST B          $16,899     $17,686
                                                =======     =======



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust C
Balance Sheets
June 29, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                Jun. 29,    Dec. 29,
                                                    1997        1996
                                                --------     -------
ASSETS                                         (Unaudited)

Cash and equivalents:
  Trust account                                 $     1      $    1
  Collection account (Notes 3 and 4)                532         900
                                                -------     -------
                                                    533         901

Interest receivable                                  96         108
Government National and Federal National
  Mortgage Association Certificates, net of
  unamortized discount of $0 and $154
  (Notes 2, 4 and 5)                             13,277      14,182
                                                -------     -------
TOTAL ASSETS - TRUST C                          $13,906     $15,191
                                                =======     =======


LIABILITIES AND OWNER'S BENEFICIAL INTEREST

Interest payable                                $   291      $  426
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                   12,914      13,951

Owner's Beneficial Interest:
  Owner's beneficial interest                         1           1
  Retained earnings                                 700         813
                                                -------     -------
  Total Owner's Beneficial Interest                 701         814
                                                -------     -------
TOTAL LIABILITIES AND EQUITY - TRUST C          $13,906     $15,191
                                               ========    ========



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Balance Sheets
June 29, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                Jun. 29,    Dec. 29,
                                                    1997        1996
                                                --------     -------
ASSETS                                         (Unaudited)

Cash and equivalents:
  Trust account                                 $     1      $    1
  Collection account (Notes 3 and 4)                255         239
                                                -------      -------
                                                    256         240

Receivable from beneficial owner                     70          45
Interest receivable                                  99         107
Government National and Federal National
  Mortgage Association Certificates, net of
  unamortized premium of $0 and $60
  (Notes 2, 4 and 5)                             13,953      15,095
                                                -------      -------
TOTAL ASSETS - TRUST D                          $14,378     $15,487
                                                =======      =======


LIABILITIES AND OWNER'S BENEFICIAL INTEREST

Interest payable                                $    99      $  213
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                   13,858      14,801

Owner's Beneficial Interest:
  Owner's beneficial interest                         1           1
  Retained earnings                                 420         472
                                                -------     -------
  Total Owner's Beneficial Interest                 421         473
                                                -------     -------
TOTAL LIABILITIES AND EQUITY - TRUST D          $14,378     $15,487
                                                =======     =======



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Balance Sheets
June 29, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                Jun. 29,    Dec. 29,
                                                    1997        1996
                                                --------     -------
ASSETS                                        (Unaudited)

Cash and equivalents:
  Trust account                                $      1      $    1
  Collection account (Notes 3 and 4)              2,236       2,120
                                               --------      -------
                                                  2,237       2,121

Interest receivable                                 301         336
Government National Mortgage Association
  Certificates, net of unamortized discount
  of $0 and $339 (Notes 2, 4 and 5)              45,135      47,636
Deferred hedging costs (Note 5)                       -         320
                                               --------      -------
TOTAL ASSETS - TRUST E                         $ 47,673     $50,413
                                               ========     =======


LIABILITIES AND OWNER'S BENEFICIAL INTEREST

Interest payable                               $    925      $  986
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                   41,096      40,717
Payable to Weyerhaeuser Mortgage Company
  (Note 5)                                            -      35,597
Payable to beneficial owner                      36,293           -

Owner's Beneficial Interest:
  Owner's beneficial interest                         1           1
  Accumulated deficit                           (30,642)    (26,888)
                                              ---------    ---------
  Total Owner's Beneficial Interest             (30,641)    (26,887)
                                              ---------    ---------
TOTAL LIABILITIES AND EQUITY - TRUST E         $ 47,673     $50,413
                                               =========   =========



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust F
Balance Sheets
June 29, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                               Jun. 29,    Dec. 29,
                                                   1997        1996
                                               --------     -------
ASSETS                                         (Unaudited)

Cash and equivalents:
  Trust account                                $      1     $     1
  Collection account (Notes 3 and 4)                871         648
                                               --------      -------
                                                    872         649

Interest receivable                                  81          90
Government National and Federal National
   Mortgage Association Certificates, net of
   unamortized discount of $0 and $25
   (Notes 2, 4 and 5)                            11,101      11,949
Deferred hedging costs (Note 5)                       -          85
                                               --------      -------
TOTAL ASSETS - TRUST F                         $ 12,054     $12,773
                                               =========   =========


LIABILITIES AND OWNER'S BENEFICIAL INTEREST

Interest payable                               $    215     $   304
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                    9,542       9,990
Payable to Weyerhaeuser Mortgage Company
  (Note 5)                                            -       9,194
Payable to beneficial owner                       9,374           -

Owner's Beneficial Interest:
  Owner's beneficial interest                         1           1
  Accumulated deficit                            (7,078)     (6,716)
                                                -------    -------
  Total Owner's Beneficial Interest              (7,077)     (6,715)
                                                -------    -------
TOTAL LIABILITIES AND EQUITY - TRUST F         $ 12,054     $12,773
                                               =========   =========



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust A
Statement of Cash Flows
For the Twenty-Six Weeks Ended June 29, 1997 and June 30, 1996
(Unaudited)

(Dollar amounts in thousands)
                                                 Twenty-Six Weeks
                                                      Ended
                                               ---------------------
                                                Jun. 29,    Jun. 30,
                                                    1997        1996
                                                --------     -------

Cash flows provided by operations:
   Net income                                   $    22     $    35
   Non-cash charges to income:
     Amortizations                                   85           1
   Changes in:
     Interest receivable                             13          10
     Receivable from beneficial owner                 -       1,746
     Interest payable                               (99)        229
                                                -------      -------
Net cash provided by operations                      21       2,021

Cash flows from investing in the business:
   Collections on mortgage backed certificates    1,089         789

Cash flows from financing activities:
   Dividends                                          -      (1,745)
   Payments on collateralized
      mortgage obligation bonds                  (1,081)       (581)
                                                -------      -------
Cash flows from financing                        (1,081)     (2,326)
                                                -------      -------

Net increase (decrease) in cash and equivalents      29         484

Cash and equivalents at beginning of year           770         845
                                                -------      -------
Cash and equivalents at end of quarter          $   799     $ 1,329
                                                -------      -------
Cash paid during the period for:
   Interest                                     $   438     $   584
                                              =========    =========



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Statement of Cash Flows
For the Twenty-Six Weeks Ended June 29, 1997 and June 30, 1996
(Unaudited)

(Dollar amounts in thousands)
                                                 Twenty-Six Weeks
                                                      Ended
                                               ---------------------
                                                Jun. 29,    Jun. 30,
                                                    1997        1996
                                                --------     -------

Cash flows provided by operations:
   Net income                                    $   46      $    35
   Non-cash charges to income:
     Amortizations                                  102            7
     Accretion of interest                            -          633
   Changes in:
     Interest receivable                             22           11
     Receivable from beneficial owner                 -          370
     Interest payable                              (137)         358
                                                 -------      -------
Net cash provided by operations                      33        1,414

Cash flows from investing in the business:
   Collections on mortgage backed certificates    1,225        2,072

Cash flows from financing activities:
   Dividends                                          -         (369)
   Payments on collateralized
      mortgage obligation bonds                    (996)      (1,213)
                                                 -------      -------
Cash flows from financing                          (996)      (1,582)
                                                 -------      -------

Net increase (decrease) in cash and equivalents     262        1,904

Cash and equivalents at beginning of year           898        1,004
                                                 -------      -------
Cash and equivalents at end of quarter           $1,160      $ 2,908
                                                 -------      -------
Cash paid during the period for:
   Interest                                      $  358      $   430
                                                 ======      =======



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust C
Statement of Cash Flows
For the Twenty-Six Weeks Ended June 29, 1997 and June 30, 1996
(Unaudited)

(Dollar amounts in thousands)
                                                 Twenty-Six Weeks
                                                      Ended
                                              ---------------------
                                                Jun. 29,    Jun. 30,
                                                    1997        1996
                                                --------     -------

Cash flows provided by operations:
   Net loss                                      $ (113)     $  (18)
   Non-cash charges to income:
      Amortizations                                 216          19
   Changes in:
      Interest receivable                            11          17
      Receivable from beneficial owner                -         236
      Interest payable                             (135)        335
                                                 -------      -------
Net cash flows provided by operations               (21)        589

Cash flows from investing in the business:
   Collections on mortgage backed certificates    1,059       2,048

Cash flows from financing activities:
   Dividends                                          -        (235)
   Payments on collateralized
      mortgage obligation bonds                  (1,406)       (670)
                                                 ------       ------
Cash flows from financing                        (1,406)       (905)
                                                -------      -------
Net increase (decrease) in cash and                (368)      1,732
equivalents

Cash and equivalents at beginning of year           901       1,068
                                                -------      -------
Cash and equivalents at end of quarter          $   533     $ 2,800
                                                -------      -------
Cash paid during the period for:
   Interest                                     $   613     $   787
                                                =======     =======



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statement of Cash Flows
For the Twenty-Six Weeks Ended June 29, 1997 and June 30, 1996
(Unaudited)

(Dollar amounts in thousands)
                                                 Twenty-Six Weeks
                                                      Ended
                                              ---------------------
                                                Jun. 29,    Jun. 30,
                                                    1997        1996
                                                --------     -------
Cash flows provided by operations:
   Net loss                                     $   (52)     $  (10)
   Non-cash charges to income:
      Amortizations                                 160           9
   Changes in:
      Interest receivable                             9           9
      Receivable from beneficial owner              (25)      1,633
      Interest payable                             (114)        439
                                                 -------     -------
Cash flows provided by operations                   (22)      2,080

Cash flows from investing in the business:
   Collections on mortgage backed certificates    1,082       1,165

Cash flows from financing activities:
   Dividends                                          -      (1,667)
   Payments on collateralized
      mortgage obligation bonds                  (1,044)       (118)
                                                -------      -------
Cash flows from financing                        (1,044)     (1,785)

Net increase (decrease) in cash and equivalents      16       1,460

Cash and equivalents at beginning of year           240         224
                                                -------      -------
Cash and equivalents at end of quarter          $   256     $ 1,684
                                                -------      -------
Cash paid during the period for:
   Interest                                     $   313     $   711
                                                =======     =======



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statement of Cash Flows
For the Twenty-Six Weeks Ended June 29, 1997 and June 30, 1996
(Unaudited)

(Dollar amounts in thousands)
                                                 Twenty-Six Weeks
                                                      Ended
                                              ---------------------
                                                Jun. 29,    Jun. 30,
                                                    1997        1996
                                                --------     -------
Cash flows provided by operations:
   Net loss                                     $(3,754)    $(1,666)
   Non-cash charges to income:
      Amortizations                               3,061         238
      Accretion of interest                           -       1,750
   Changes in:
      Interest receivable                            33          38
      Receivable from beneficial owner                -       1,821
      Interest payable                              (60)      1,008
      Interest payable to Weyerhaeuser
         Mortgage Company (Note 5)              (18,656)      1,421
                                                -------      -------
Cash flows provided by operations               (19,376)      4,610

Cash flows from investing in the business:
   Collections on mortgage backed                 2,841       3,719
   certificates

Cash flows from financing:
   Dividends                                          -      (1,820)
   Payments on collateralized
      mortgage obligation bonds                  (2,701)     (3,346)
   Payments to Weyerhaeuser Mortgage Company    (16,941)          -
   Debt due beneficial owner                     36,293           -
                                                 ------      -------
Cash flows from financing                        16,651      (5,166)

Net increase (decrease) in cash and equivalents     116       3,163

Cash and equivalents at beginning of year         2,121       2,717
                                                -------      -------
Cash and equivalents at end of quarter          $ 2,237      $5,880
                                                -------      -------
Cash paid during the period for:
   Interest                                     $   985      $3,914
                                                =======      =======



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust F
Statement of Cash Flows
For the Twenty-Six Weeks Ended June 29, 1997 and June 30, 1996
(Unaudited)

(Dollar amounts in thousands)
                                                 Twenty-Six Weeks
                                                      Ended
                                               ---------------------
                                                Jun. 29,    Jun. 30,
                                                    1997        1996
                                                --------     -------
 Cash flows provided by operations:
   Net loss                                      $ (362)     $ (726)
   Non-cash charges to income:
     Amortizations                                  331         103
     Accretion of interest                            -         388
   Changes in:
     Interest receivable                             10           9
     Receivable from beneficial owner                 -       1,937
     Interest payable                               (90)        262
     Interest payable to Weyerhaeuser
        Mortgage Company (Note 5)                (8,570)        691
                                                -------      -------
Cash flows provided by operations                (8,681)      2,664

Cash flows from investing in the business:
   Collections on mortgage backed                   873       1,297
   certificates

Cash flows from financing activities:
   Payments on collateralized
      mortgage obligation bonds                    (719)       (783)
   Payments to Weyerhaeuser Mortgage Company       (624)     (7,773)
   Contribution                                       -       5,837
   Debt due beneficial owner                      9,374           -
                                                -------      -------
Cash flows from financing activities              8,031      (2,719)

Net increase (decrease) in cash and equivalents     223       1,242

Cash and equivalents at beginning of year           649         685
                                                -------      -------
Cash and equivalents at end of quarter          $   872     $ 1,927
                                                -------      -------
Cash paid during the period for:
   Interest                                     $   241     $ 1,374
                                                =======      =======



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trusts A, B, C, D, E and F
Notes to Financial Statements
For the Twenty-Six Weeks Ended June 29, 1997
(Dollar amounts in thousands)


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

       Activity during the second quarter of 1997 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders.

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

       In 1997, the Company elected to write-off the unamortized discounts and premiums on its GNMA certificates, FNMA certificates and Bonds and carry these instruments at par value. This decision resulted in a net expense of $ 3,550 as shown by individual Trusts below:

                        Certificate                    Net
                          Premiums/      Bond       Write-off
                        (Discounts)   Discounts      Expense
                         ----------   ---------   -----------
             Trust A     $    35      $    49     $     84
             Trust B       (197)          299          102
             Trust C       (154)          369          215
             Trust D          60          101          161
             Trust E       (339)        3,081        2,742
             Trust F        (25)          271          246
                         ----------   ---------   -----------
             Total       $ (620)      $ 4,170     $  3,550
                         ==========   =========   ===========

       In 1996, Trust A, B, C and D's unamortized discounts and premiums on the certificates and Bonds were being amortized using a method approximating the effective interest method over the estimated life of the instruments. Trust E and F's unamortized discounts on the certificates and Bonds were being amortized using an interest method which computes a constant effective yield over the contractual life of the certificates. The Company elected to retroactively apply the method of recognizing interest income and expense established by Financial Accounting Standards Board Statement No. 91 to Trust E and F, but opted not to retroactively apply this method to the other Trusts.

       Cash  and  equivalents include cash held in the  collection
       account  and  invested  in  short  term  investments   with
       maturities of less than three months.

       All investment securities held by the Trusts are classified as "held to maturity." The amortized cost and estimated market value of investments in debt securities are as follows:

                                     Gross      Gross     Estimated
                       Amortized  Unrealized  Unrealized    Market
Held to Maturity:        Cost        Gains      Losses      Value
       Mortgage-backed
         Securities
           Trust A      $  9,102   $    337    $    -    $  9,439
           Trust B        15,625        692         -      16,317
           Trust C        13,277        573         -      13,850
           Trust D        13,953        405         -      14,358
           Trust E        45,135        991         -      46,126
           Trust F        11,101        382         -      11,483


Note 3.   Collateralized Mortgage Obligation Bonds:

       Bonds at June 29, 1997 and December 29, 1996 consist of the following:

   Collateralized Mortgage Obligation                Jun. 29,  Dec. 29,
     Bonds, Trust A:                                     1997      1996
                                                     --------   -------
   Class 4 - 9.20%, stated maturity
       July 1, 2016                                  $  8,986   $10,068
   Unamortized discount                                     -       (49)
                                                     --------   -------
                                                     $  8,986   $10,019

   Collateralized Mortgage Obligation                Jun. 29,  Dec. 29,
     Bonds, Trust B:                                     1997      1996
                                                     --------  --------
   Class 3 - 9.00%, stated maturity
      April 1, 2010                                   $     -   $ 1,014
   Class 4 - 9.00%, stated maturity
       October 1, 2016                                 14,874    14,855
   Unamortized discount                                     -      (299)
                                                      -------   -------
                                                      $14,874   $15,570
                                                      =======   =======

   Collateralized Mortgage Obligation
   Bonds, Trust C:

   Class 4 - 9.00%, stated maturity
       January  1,  2017                              $12,914   $14,320
     Unamortized   discount                                 -      (369)
                                                      -------   -------
                                                      $12,914   $13,951


   Collateralized Mortgage Obligation
   Bonds, Trust D:

   Class 2 - 8.55%, stated maturity
      December 1, 2014                                 $    -   $   302
   Class 3 - 8.60%, stated maturity
       March  1,  2017                                 13,858    14,600
     Unamortized  discount                                  -      (101)
                                                      -------   -------
                                                      $13,858   $14,801


   Collateralized Mortgage Obligation
   Bonds, Trust E:

   Class 3 - 9.00%, stated maturity
      January 1, 2006                                  $    -    $2,681
   Class 4 - 9.00%, stated maturity
       January  1,  2018                               41,096    41,117
     Unamortized   discount                                 -    (3,081)
                                                      -------   -------
                                                      $41,096   $40,717


   Collateralized Mortgage Obligation
   Bonds, Trust F:

   Class 3 - 9.00%, stated maturity
      January 1, 2014                                 $    18    $1,152
   Class 4 - 9.00%, stated maturity
       April  1,  2018                                  9,524     9,109
     Unamortized   discount                                 -      (271)
                                                      -------   -------
                                                      $ 9,542   $ 9,990

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

       (Beneficial Owner) in March 1997, in anticipation of the sale of Weyerhaeuser Mortgage Company to an unrelated third party by Weyerhaeuser Financial Services and the Weyerhaeuser Company.

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