Form 10-Q
period 1997-09-28
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E; MORTGAGE SECURITIES III TRUSTS F
filed 1997-11-12
CIK 785818, 799630, 808264, 814144, 826488, 830431

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

       For the Thirty-nine Weeks Ended September 28, 1997 or

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

Mortgage Securities III Trusts A, B, C, D, E and F
Index to Form 10-Q Filing
For the Thirty-nine Weeks Ended September 28, 1997


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

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in Trust A, B, C, D, E and F's annual reports (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 29, 1996. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the periods ended September 28, 1997, should not be regarded as necessarily indicative of the results that may be expected for the year 1997.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of November 1997.

                               MORTGAGE SECURITIES III TRUSTS
                               A, B, C, D, E AND F

                               Trusts acting through Wilmington
                               Trust Company, not in its
                               capacity, but solely as Owner
                               Trustee

                               By:  __________________________

                                    Denise M. Geran
                                    Financial Services Officer

Mortgage Securities III Trust A
Statement of Operations
For the Periods Ended September 28, 1997 and September 29, 1996
(Unaudited)

(Dollar amounts in thousands)


                         Thirteen Weeks         Thirty-nine Weeks
                             Ended                    Ended
                       ------------------      -------------------
                       Sep. 28,   Sep. 29,     Sep. 28,    Sep. 29,
                           1997       1996         1997        1996
                       --------   --------     --------    --------
Interest income         $   258    $  261       $  681     $   798

Interest expense            194       237          595         739
                       --------   --------     --------   --------
Net income (Note 6)     $    64    $   24       $   86     $    59
                       ========   ========     ========    ========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust B
Statement of Operations
For the Periods Ended September 28, 1997 and September 29, 1996
(Unaudited)

(Dollar amounts in thousands)



                         Thirteen Weeks         Thirty-nine Weeks
                             Ended                    Ended
                       ------------------      -------------------
                       Sep. 28,   Sep. 29,     Sep. 28,    Sep. 29,
                           1997       1996         1997        1996
                       --------   --------     --------    --------
Interest income         $  338     $   404      $1,247     $ 1,271

Interest expense           318         382       1,180       1,214
                       --------   --------     --------   --------
Net income (Note 6)     $   20     $    22      $   67     $    57
                       ========   ========     ========    ========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust C
Statement of Operations
For the Periods Ended September 28, 1997 and September 29, 1996
(Unaudited)

(Dollar amounts in thousands)



                         Thirteen Weeks         Thirty-nine Weeks
                             Ended                    Ended
                       ------------------      -------------------
                       Sep. 28,   Sep. 29,     Sep. 28,    Sep. 29,
                           1997       1996         1997        1996
                       --------   --------     --------    --------
Interest income         $  285     $  347       $1,039     $1,116

Interest expense           286        351        1,152      1,138
                       --------   --------     --------   --------
Net (loss) (Note 6)     $  (1)     $  (4)       $(113)     $ (22)
                       ========   ========     ========    ========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust D
Statement of Operations
For the Periods Ended September 28, 1997 and September 29, 1996
(Unaudited)

(Dollar amounts in thousands)



                         Thirteen Weeks         Thirty-nine Weeks
                             Ended                    Ended
                       ------------------      -------------------
                       Sep. 28,   Sep. 29,     Sep. 28,    Sep. 29,
                           1997       1996         1997        1996
                       --------   --------     --------    --------
Interest income         $  295     $   355      $  865     $ 1,056

Interest expense           292         344         914       1,055
                       --------   --------     --------   --------
Net income (loss)       $    3     $    11      $  (49)    $     1
  (Note 6)             ========   ========     ========    ========



The accompanying notes are an integral part of these statements

Mortgage Securities III Trust E
Statement of Operations
For the Periods Ended September 28, 1997 and September 29, 1996
(Unaudited)

(Dollar amounts in thousands)



                         Thirteen Weeks         Thirty-nine Weeks
                             Ended                    Ended
                       ------------------      -------------------
                       Sep. 28,   Sep. 29,     Sep. 28,    Sep. 29,
                           1997       1996         1997        1996
                       --------   --------     --------   --------
Interest income         $  899     $1,024      $ 3,125    $ 3,272

Interest expense           895      1,213        6,180      3,706

Interest expense to
 an affiliate (Note 5)       1        702          696      2,123
                       --------   --------     --------   --------
Net income (loss)       $    3      $(891)     $(3,751)   $(2,557)
(Note 6)               ========   ========     ========   ========



The accompanying notes are an integral part of these statements

Mortgage Securities III Trust F
Statement of Operations
For the Periods Ended September 28, 1997 and September 29, 1996
(Unaudited)

(Dollar amounts in thousands)

                         Thirteen Weeks         Thirty-nine Weeks
                             Ended                    Ended
                       ------------------      -------------------
                       Sep. 28,   Sep. 29,     Sep. 28,    Sep. 29,
                           1997       1996         1997        1996
                       --------   --------     --------   --------
Interest income         $  292     $  299       $  828    $   948

Interest expense           200        382          918      1,065

Interest expense to
 an affiliate (Note 5)       -        184          180        875
                       --------   --------     --------   --------
Net income (loss)       $   92      $(267)       $(270)     $(992)
  (Note 6)             ========   ========     ========   ========



The accompanying notes are an integral part of these statements

Mortgage Securities III Trust A
Balance Sheets
September 28, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                Sep. 28,    Dec. 29,
                                                    1997        1996
                                                --------     -------
ASSETS                                        (Unaudited)

Cash and equivalents:
  Trust account                                $      1     $     1
  Collection account (Notes 3 and 4)              9,238         769
                                                -------      -------
                                                  9,239         770

Interest receivable                                  68          85
Government National and Federal National
  Mortgage Association Certificates, net of
  unamortized premium of $0 and $35
  (Notes 2, 4 and 5)                              8,723      10,227
                                                -------      -------
TOTAL ASSETS - TRUST A                         $ 18,030     $11,082
                                                =======      =======


LIABILITIES AND OWNER'S BENEFICIAL INTEREST

Interest payable                               $    193     $   305
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                    8,396      10,019
Payable to Beneficial Owner (Note 5)              8,597           -

Owner's Beneficial Interest:
  Owner's beneficial interest                         1           1
  Retained earnings                                 843         757
                                               --------    --------
  Total Owner's Beneficial Interest                 844         758
                                               --------    --------
TOTAL LIABILITIES AND EQUITY - TRUST A         $ 18,030     $11,082
                                               ========    ========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust B
Balance Sheets
September 28, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                Sep. 28,    Dec. 29,
                                                    1997        1996
                                                --------     -------
ASSETS                                        (Unaudited)

Cash and equivalents:
  Trust account                                 $     1     $     1
  Collection account (Notes 3 and 4)                927         897
                                                -------      -------
                                                    928         898

Interest receivable                                 109         136
Government National and Federal National
  Mortgage Association Certificates, net of
  unamortized discount of $0 and $197
  (Notes 2, 4 and 5)                             15,040      16,652
                                                -------      -------
TOTAL ASSETS - TRUST B                          $16,077     $17,686
                                                =======      =======


LIABILITIES AND OWNER'S BENEFICIAL INTEREST

Interest payable                                $   316     $   472
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                   14,050      15,570

Owner's Beneficial Interest:
  Owner's beneficial interest                         1           1
  Retained earnings                               1,710       1,643
                                              ---------    ---------
  Total Owner's Beneficial Interest               1,711       1,644
                                              ---------    ---------
TOTAL LIABILITIES AND EQUITY - TRUST B          $16,077     $17,686
                                               =========   =========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust C
Balance Sheets
September 28, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                Sep. 28,    Dec. 29,
                                                    1997        1996
                                                --------     -------
ASSETS                                        (Unaudited)

Cash and equivalents:
  Trust account                                 $     1      $    1
  Collection account (Notes 3 and 4)                718         900
                                                -------      -------
                                                    719         901

Interest receivable                                  92         108
Government National and Federal National
  Mortgage Association Certificates, net of
  unamortized discount of $0 and $154
  (Notes 2, 4 and 5)                             12,848      14,182
                                                -------      -------
TOTAL ASSETS - TRUST C                          $13,659     $15,191
                                                =======      =======


LIABILITIES AND OWNER'S BENEFICIAL INTEREST

Interest payable                                $   285      $  426
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                   12,673      13,951

Owner's Beneficial Interest:
  Owner's beneficial interest                         1           1
  Retained earnings                                 700         813
                                                -------    ---------
  Total Owner's Beneficial Interest                 701         814
                                                -------    ---------
TOTAL LIABILITIES AND EQUITY - TRUST C          $13,659     $15,191
                                               =========   =========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust D
Balance Sheets
September 28, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                Sep. 28,    Dec. 29,
                                                    1997        1996
                                                --------     -------
ASSETS                                        (Unaudited)

Cash and equivalents:
  Trust account                                 $     1      $    1
  Collection account (Notes 3 and 4)                286         239
                                                -------      -------
                                                    287         240

Receivable from beneficial owner                     15          45
Interest receivable                                  96         107
Government National and Federal National
  Mortgage Association Certificates, net of
  unamortized premium of $0 and $60
  (Notes 2, 4 and 5)                             13,449      15,095
                                                -------      -------
TOTAL ASSETS - TRUST D                          $13,847     $15,487
                                              =========    =========


LIABILITIES AND OWNER'S BENEFICIAL INTEREST

Interest payable                                $    95      $  213
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                   13,398      14,801

Owner's Beneficial Interest:
  Owner's beneficial interest                         1           1
  Retained earnings                                 353         472
                                              ---------    ---------
  Total Owner's Beneficial Interest                 354         473
                                              ---------    ---------
TOTAL LIABILITIES AND EQUITY - TRUST D          $13,847     $15,487
                                               =========   =========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust E
Balance Sheets
September 28, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                Sep. 28,    Dec. 29,
                                                    1997        1996
                                                --------     -------
ASSETS                                        (Unaudited)

Cash and equivalents:
  Trust account                                $      1      $    1
  Collection account (Notes 3 and 4)              2,540       2,120
                                               --------      -------
                                                  2,541       2,121

Interest receivable                                 288         336
Government National Mortgage Association
  Certificates, net of unamortized discount
  of $0 and $339 (Notes 2, 4 and 5)              43,506      47,636
Deferred hedging costs (Note 2)                       -         320
                                               --------      -------
TOTAL ASSETS - TRUST E                         $ 46,335     $50,413
                                               =========   =========


LIABILITIES AND OWNER'S BENEFICIAL INTEREST

Interest payable                               $    895      $  986
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                   39,785      40,717
Payable to Weyerhaeuser Mortgage Company
  (Note 5)                                            -      35,597

Owner's Beneficial Interest:
  Owner's beneficial interest                    36,294           1
  Accumulated deficit                          (30,639)     (26,888)
                                              ---------    ---------
  Total Owner's Beneficial Interest               5,655     (26,887)
                                              ---------    ---------
TOTAL LIABILITIES AND EQUITY - TRUST E         $ 46,335     $50,413
                                               =========   =========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust F
Balance Sheets
September 28, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                Sep. 28,    Dec. 29,
                                                    1997        1996
                                                --------     -------
ASSETS                                        (Unaudited)

Cash and equivalents:
  Trust account                                $      1     $     1
  Collection account (Notes 3 and 4)              9,669         648
                                               --------      -------
                                                  9,670         649

Interest receivable                                  78          90
Government National and Federal National
   Mortgage Association Certificates, net of
   unamortized discount of $0 and $25
   (Notes 2, 4 and 5)                            10,823      11,949
Deferred hedging costs (Note 2)                       -          85
                                               --------      -------
TOTAL ASSETS - TRUST F                         $ 20,571     $12,773
                                               =========   =========


LIABILITIES AND OWNER'S BENEFICIAL INTEREST

Interest payable                               $    200     $   304
Collateralized mortgage obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                    8,886       9,990
Payable to Weyerhaeuser Mortgage Company
  (Note 5)                                            -       9,194
Payable to beneficial owner (Note 5)              9,096           -

Owner's Beneficial Interest:
  Owner's beneficial interest                     9,375           1
  Accumulated deficit                           (6,986)     (6,716)
                                              ---------    ---------
  Total Owner's Beneficial Interest               2,389     (6,715)
                                              ---------    ---------
TOTAL LIABILITIES AND EQUITY - TRUST F         $ 20,571     $12,773
                                               =========   =========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust A
Statement of Cash Flows
For the Periods Ended September 28, 1997 and September 29, 1996
(Unaudited)

(Dollar amounts in thousands)
                                                Thirty-nine Weeks
                                                      Ended
                                              ---------------------
                                                Sep. 28,    Sep. 29,
                                                    1997        1996
                                                --------     -------

Cash flows provided by operations:
   Net income                                   $    86     $    59
   Non-cash charges to income:
     Amortizations                                    6           -
     Write-offs                                      81           -
   Changes in:
     Interest receivable                             17          10
     Receivable from beneficial owner                 -       1,746
     Interest payable                             (112)        (41)
                                                -------      -------
Net cash provided by operations                      78       1,774


Cash flows from investing activities:
   Collections on mortgage backed                 1,468       1,014
   certificates


Cash flows from financing activities:
   Dividends                                          -     (1,745)
   Payments on collateralized
      mortgage obligation bonds                 (1,674)     (1,408)
   Debt due beneficial owner                      8,597           -
                                                -------      -------
Cash flows from financing                         6,923     (3,153)
                                                -------      -------

Net increase (decrease) in cash and               8,469       (365)
equivalents

Cash and equivalents at beginning of year           770         845
                                                -------      -------
Cash and equivalents at end of quarter          $ 9,239     $   480
                                                -------      -------
Cash paid during the period for:
   Interest                                     $   631     $   775
                                              =========    =========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust B
Statement of Cash Flows
For the Periods Ended September 28, 1997 and September 29, 1996
(Unaudited)

(Dollar amounts in thousands)
                                                Thirty-nine Weeks
                                                      Ended
                                              ---------------------
                                                Sep. 28,    Sep. 29,
                                                    1997        1996
                                                --------     -------

Cash flows provided by operations:
   Net income                                   $   67      $    57
   Non-cash charges to income:
     Amortizations                                   3          (1)
     Write-offs                                     99            -
     Accretion of interest                           -          938
   Changes in:
     Interest receivable                            27           24
     Receivable from beneficial owner                -          370
     Interest payable                            (156)        1,183
                                                -------      -------
Net cash provided by operations                     40        2,571


Cash flows from investing activities:
   Collections on mortgage backed                1,809        2,612
   certificates


Cash flows from financing activities:
   Dividends                                         -        (369)
   Payments on collateralized
      mortgage obligation bonds                 (1,819)     (3,634)
                                                -------      -------
Cash flows from financing                       (1,819)     (4,003)
                                                -------      -------
Net increase (decrease) in cash and                 30        1,180
equivalents

Cash and equivalents at beginning of year          898        1,004
                                                -------      -------
Cash and equivalents at end of quarter          $  928      $ 2,184
                                                -------      -------
Cash paid during the period for:
   Interest                                     $  674      $   728
                                                =======      =======


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust C
Statement of Cash Flows
For the Periods Ended September 28, 1997 and September 29, 1996
(Unaudited)

(Dollar amounts in thousands)
                                                Thirty-nine Weeks
                                                      Ended
                                              ---------------------
                                                Sep. 28,    Sep. 29,
                                                    1997        1996
                                                --------     -------

Cash flows provided by operations:
   Net loss                                     $ (113)     $  (22)
   Non-cash charges to income:
      Amortizations                                  13          25
      Write-offs                                    202           -
   Changes in:
      Interest receivable                            16          19
      Receivable from beneficial owner                -         236
      Interest payable                            (141)        (84)
                                                -------      -------
Net cash flows provided by operations              (23)         174


Cash flows from investing activities:
   Collections on mortgage backed                 1,489       3,000
   certificates


Cash flows from financing activities:
   Dividends                                          -       (235)
   Payments on collateralized
      mortgage obligation bonds                 (1,648)     (2,722)
                                                 ------       ------
Cash flows from financing                       (1,648)     (2,957)
                                                -------      -------
Net increase (decrease) in cash and               (182)         217
equivalents

Cash and equivalents at beginning of year           901       1,068
                                                -------      -------
Cash and equivalents at end of quarter          $   719     $ 1,285
                                                -------      -------
Cash paid during the period for:
   Interest                                     $   744     $ 1,161
                                              =========    =========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust D
Statement of Cash Flows
For the Periods Ended September 28, 1997 and September 29, 1996
(Unaudited)

(Dollar amounts in thousands)
                                                Thirty-nine Weeks
                                                      Ended
                                              ---------------------
                                                Sep. 28,    Sep. 29,
                                                    1997        1996
                                                --------     -------

Cash flows provided by operations:
   Net loss                                     $  (49)     $     1
   Non-cash charges to income:
      Amortizations                                   6           8
      Write-offs                                    154           -
   Changes in:
      Interest receivable                            11        (10)
      Receivable from beneficial owner               30       1,622
      Interest payable                            (118)        (23)
                                                -------      -------
Cash flows provided by operations                    34       1,598


Cash flows from investing activities:
   Collections on mortgage backed                 1,586       1,561
   certificates


Cash flows from financing activities:
   Dividends                                       (70)     (1,667)
   Payments on collateralized
      mortgage obligation bonds                 (1,503)     (1,610)
                                                -------      -------
Cash flows from financing                       (1,573)     (3,277)
                                                -------      -------
Net increase (decrease) in cash and                 47       (118)
equivalents

Cash and equivalents at beginning of year           240         224
                                                -------      -------
Cash and equivalents at end of quarter          $   287     $   106
                                                -------      -------
Cash paid during the period for:
   Interest                                     $   931     $ 1,044
                                              =========    =========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust E
Statement of Cash Flows
For the Periods Ended September 28, 1997 and September 29, 1996
(Unaudited)

(Dollar amounts in thousands)
                                                Thirty-nine Weeks
                                                      Ended
                                              ---------------------
                                                Sep. 28,    Sep. 29,
                                                    1997        1996
                                                --------     -------

Cash flows provided by operations:
   Net loss                                     $(3,751)    $(2,557)
   Non-cash charges to income:
      Amortizations                                 349         380
      Write-offs                                  2,713           -
      Accretion of interest                           -       2,597
   Changes in:
      Interest receivable                            48          76
      Receivable from beneficial owner                -       1,820
      Interest payable                              (91)       (119)
      Interest payable to Weyerhaeuser
         Mortgage Company (Note 5)              (18,656)      2,123)
                                                -------      -------
Cash flows provided by operations               (19,388)      4,320

Cash flows from investing activities:
   Collections on mortgage backed                 4,469       5,402
   certificates


Cash flows from financing:
   Contributions                                 36,293           -
   Dividends                                          -      (1,820)
   Payments on collateralized
      mortgage obligation bonds                  (4,013)     (7,913)
   Payments to Weyerhaeuser Mortgage Company    (16,941)          -

Cash flows from financing                        15,339      (9,733)

Net increase (decrease) in cash and                 420         (11)
equivalents

Cash and equivalents at beginning of year         2,121       2,717
                                                -------      -------
Cash and equivalents at end of quarter          $ 2,541      $2,706
                                                -------      -------
Cash paid during the period for:
   Interest                                     $ 1,880      $  726
                                              =========    =========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust F
Statement of Cash Flows
For the Periods Ended September 28, 1997 and September 29, 1996
(Unaudited)

(Dollar amounts in thousands)
                                                Thirty-nine Weeks
                                                      Ended
                                              ---------------------
                                                Sep. 28,    Sep. 29,
                                                    1997        1996
                                                --------     -------

Cash flows provided by operations:
   Net loss                                     $ (270)     $ (992)
   Non-cash charges to income:
     Amortizations                                   71         228
     Write-offs                                     260           -
     Accretion of interest                            -         575
   Changes in:
     Interest receivable                             12          18
     Receivable from beneficial owner                 -       1,937
     Interest payable                             (104)        (58)
     Interest payable to Weyerhaeuser
        Mortgage Company (Note 5)               (8,570)         876
                                                -------      -------
Cash flows provided by operations               (8,601)       2,584


Cash flows from investing activities:
   Collections on mortgage backed                 1,151       2,304
   certificates


Cash flows from financing activities:
   Contributions                                  9,374           -
   Dividends                                          -       5,837
   Payments on collateralized
      mortgage obligation bonds                 (1,375)     (2,340)
   Payments to Weyerhaeuser Mortgage Company      (624)     (7,773)
   Debt due beneficial owner                      9,096           -
                                                -------      -------
Cash flows from financing activities             16,471     (4,276)

Net   increase   (decrease)   in   cash   and     9,021         612
equivalents

Cash and equivalents at beginning of year           649         685
                                                -------      -------
Cash and equivalents at end of quarter          $ 9,670     $ 1,297
                                                -------      -------
Cash paid during the period for:
   Interest                                     $   441     $   285
                                              =========    =========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trusts A, B, C, D, E and F
Notes to Financial Statements
For the Thirty-nine Weeks Ended September 28, 1997
(Dollar amounts in thousands)





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


       Each Trust has issued a series of Collateralized Mortgage Obligation Bonds (the "Bonds"). Trust A, B, C, D and F's
       Bonds are collateralized by GNMA and FNMA certificates and Trust E's Bonds are collateralized by GNMA certificates.

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

       Activity during the third quarter of 1997 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders.

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

       In 1997, the Beneficial Owner elected to write-off the unamortized discounts and premiums on its GNMA certificates, FNMA certificates and Bonds and carry these instruments at par value. In addition, the remaining deferred hedging costs on Trusts E and F were also written off. This decision resulted in a net expense of $ 3,509 as shown by individual Trusts below:


                Certificate                  Def'd        Net
                  Premiums/      Bond       Hedging    Write-off
                (Discounts)    Discounts     Costs      Expense
                -----------    ----------   -------    -------
        Trust A   $   34         $    47    $    -     $    81
        Trust B    (192)             291         -          99
        Trust C    (145)             347         -         202
        Trust D       58              96         -         154
        Trust E    (319)           2,730       302       2,713
        Trust F     (23)             205        78         260
                ----------    ----------   -------    --------
        Total     $(587)         $ 3,716    $  380     $ 3,509
                ==========    ==========   =======    ========

       Prior  to  the  write-off, Trust A, B, C and D's  unamortized discounts and premiums on the certificates and Bonds were being amortized using a method approximating the effective interest method over the estimated life of the instruments.
       Trust E and F's unamortized discounts on the certificates and Bonds were being amortized using an interest method which computes a constant effective yield over the contractual life of the certificates. The Trusts elected to retroactively apply the method of recognizing interest income and expense established by Financial Accounting Standards Board Statement No. 91 to Trust E and F, but opted not to retroactively apply this method to the other Trusts.

       Cash  and  equivalents include cash held  in  the  collection
       account   and   invested  in  short  term  investments   with
       maturities of less than three months.

       The amortized cost and estimated market value of investments in GNMA and FNMA certificates are as follows:

                                     Gross     Gross     Estimated
                     Amortized   Unrealized   Unrealized   Market
Held to Maturity:       Cost        Gains      Losses       Value
       Mortgage-backed
         Securities
           Trust A      $  8,723   $    351    $    -     $  9,074
           Trust B        15,040        462         -       15,502
           Trust C        12,848        653         -       13,501
           Trust D        13,449        502         -       13,951
           Trust E        43,506      1,376         -       44,882
           Trust F        10,823        329         -       11,152


Note 3.   Collateralized Mortgage Obligation Bonds:

       Bonds at September 28, 1997 and December 29, 1996 consist of the following:

   Collateralized Mortgage Obligation                Sep. 28,  Dec. 29,
   Bonds, Trust A:                                      1997      1996
                                                     -------   --------
   Class 4 - 9.20%, stated maturity
     July 1, 2016 (repaid October 1, 1997)           $ 8,396   $10,068
   Unamortized discount                                    -       (49)
                                                     -------   --------
                                                     $ 8,396   $10,019

   Collateralized Mortgage Obligation                Sep. 28,  Dec. 29,
   Bonds, Trust B:                                      1997      1996
                                                     -------   --------
   Class 3 - 9.00%, stated maturity
     April 1, 2010 (repaid April 1, 1997)            $     -   $ 1,014
   Class 4 - 9.00%, stated maturity
     October 1, 2016                                  14,050    14,855
   Unamortized discount                                    -      (299)
                                                     -------   --------
                                                     $14,050   $15,570


   Collateralized Mortgage Obligation
   Bonds, Trust C:

   Class 4 - 9.00%, stated maturity
     January 1, 2017                                 $12,673   $14,320
   Unamortized discount                                    -      (369)
                                                     -------   --------
                                                     $12,673   $13,951


   Collateralized Mortgage Obligation
   Bonds, Trust D:

   Class 2 - 8.55%, stated maturity
     December 1, 2014 (repaid March 3, 1997)         $      -  $    302
   Class 3 - 8.60%, stated maturity
     March 1, 2017                                     13,398    14,600
   Unamortized discount                                     -      (101)
                                                     -------   --------
                                                     $ 13,398  $ 14,801


   Collateralized Mortgage Obligation
   Bonds, Trust E:

   Class 3 - 9.00%, stated maturity
     January 1, 2006 (repaid April 1, 1997)          $      -  $  2,681
   Class 4 - 9.00%, stated maturity
     January 1, 2018                                   39,785    41,117
   Unamortized discount                                     -    (3,081)
                                                     -------   --------
                                                     $ 39,785  $ 40,717


   Collateralized Mortgage Obligation
   Bonds, Trust F:

   Class 3 - 9.00%, stated maturity
     January 1, 2014 (repaid July 1, 1997)           $      -  $  1,152
   Class 4 - 9.00%, stated maturity
     April 1, 2018 (repaid October 1, 1997)             8,886     9,109
   Unamortized discount                                     -      (271)
                                                      -------   --------
                                                     $  8,886  $  9,990

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

       Trust D's Class 3 Bonds may be redeemed in whole, but not in part, at the Trust's option on any payment date on or after March 1, 2002.

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

       (Beneficial Owner) in March 1997, in anticipation of the sale of Weyerhaeuser Mortgage Company to an unrelated third party by Weyerhaeuser Financial Services, Inc. and the Weyerhaeuser Company. In August 1997, Weyerhaeuser Financial Services, Inc. contributed capital to Trusts E & F, increasing beneficial owner's interest.

       The Beneficial Owner advanced funds to Trusts A and F during the third quarter. The funds were repaid during the fourth quarter. No interest was charded as the advance was treated as a current payable.

       Certain ongoing administrative and accounting functions are provided by the Beneficial Owner at no cost to each Trust.

Note 6.   Results of operations:

       All results of operations will be transferred to the Beneficial Owner of the Trusts. Mortgage Securities III will be responsible for all tax liabilities incurred relating to the Trusts' operations.