Form 10-K
period 1997-12-28
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E; MORTGAGE SECURITIES III TRUSTS F
filed 1998-03-27
CIK 785818, 799630, 808264, 814144, 826488, 830431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K

         [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


            For the Fiscal Year Ended December 28, 1997


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

Mortgage Securities III Trusts A, B, C, D, E and F
Table of Contents

                                                            Page No.
PART I                                                     ---------

 Item 1. Business..................................................1
 Item 2. Properties................................................1
 Item 3. Legal Proceedings.........................................1
 Item 4. Submission  of Matters  to  a  Vote  of  Security Holders.1

PART II

 Item 5. Market for the Registrant's Beneficial Interest
           and Related Security Holder Matters.....................2
 Item 6. Selected Financial Data...................................2
 Item 7. Management's Discussion and Analysis of
           Financial Condition and Results of Operations...........2
 Item 8. Financial Statements and Supplementary Data...............3
 Item 9. Disagreements on Accounting and Financial Disclosures.....3

PART III

 Item 10. Directors and Executive Officers of the Registrant.......4
 Item 11. Executive Compensation...................................4
 Item 12. Security Ownership of Certain Beneficial Owners
            and Management.........................................4
 Item 13. Certain Relationships and Related Transactions...........4

PART IV

 Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8- K..................................5

SIGNATURE..........................................................7

Report of Independent Public Accountants...........................8

Statements  of  Operations for the Three Years Ended
  December 28, 1997

          Trust A ............................................... 10
          Trust B ............................................... 11
          Trust C ............................................... 12
          Trust D ............................................... 13
          Trust E ............................................... 14
          Trust F ............................................... 15

Balance Sheets as of December 28, 1997 and December 29, 1996

          Trust A ............................................... 16
          Trust B ............................................... 17
          Trust C ............................................... 18
          Trust D ............................................... 19
          Trust E ............................................... 20
          Trust F ............................................... 21

Mortgage Securities III Trusts A, B, C, D, E and F
Table of Contents

                                                             Page No.
                                                             --------
Statements of Changes in Owner's Beneficial Interest for the
  Three Years Ended December 28, 1997

          Trust A ............................................... 22
          Trust B ............................................... 23
          Trust C ............................................... 24
          Trust D ............................................... 25
          Trust E ............................................... 26
          Trust F ............................................... 27


Statements of Cash Flows for the Three Years Ended
  December  28, 1997

          Trust A ............................................... 28
          Trust B ............................................... 29
          Trust C ............................................... 30
          Trust D ............................................... 31
          Trust E ............................................... 32
          Trust F ............................................... 33


Notes to Financial Statements for the Three Years Ended
  December 28, 1997.............................................. 34


Schedule IV-Indebtedness to Related Parties - Not Current
          Trust E ............................................... 41
          Trust F ............................................... 42


Schedule XIII-Other Security Investments

          Trust A ............................................... 43
          Trust B ............................................... 44
          Trust C ............................................... 45
          Trust D ............................................... 46
          Trust E ............................................... 47
          Trust F ............................................... 48

INDEX  TO EXHIBITS................................................49

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

Item 6. Selected Financial Data

        Omitted pursuant to General Instruction J(2)(a) of Form 10-K.

Item 7. Management's  Discussion  and  Analysis  of   Financial
        Condition and Results of Operations

        Business activity during 1997, 1996 and 1995 consisted of the collection of principal and interest by the trustee on the GNMA and FNMA certificates and the disbursement of the required payment of interest and principal to the bondholders.

        The following table outlines principal payments made by the Trusts during 1997 to the Class 2, 3 and 4 bondholders (in thousands). Accrued interest was added to the principal balance of Class 4 bonds for Collateralized Mortgage Obligation Bonds Trusts B, E and F.

                   Class 2    Class 3      Class 4       Total
                   -------    -------     --------    --------
         Trust A   $    -    $      -     $ 10,068    $ 10,068
         Trust B        -       1,014        1,751       2,765
         Trust C        -           -        2,079       2,079
         Trust D      302       2,106          N/A       2,408
         Trust E        -       2,681        3,902       6,583
         Trust F        -       1,152        9,319      10,471

        This rate of payment is sufficient to retire the Bonds prior to their stated maturity.

Item 8. Financial Statements and Supplementary Data

        The financial statements of the Trusts, together with the related Notes to Financial Statements and Report of Independent Public Accountants, for the three years ended December 28, 1997, are included herein.

Item 9. Disagreements on Accounting and Financial Disclosures

        There was no change in accountants, nor any material disagreement with accountants on any matter of accounting principles, practices or financial statement disclosures, during the year ended December 28, 1997.

PART III

Item 10.Directors and Executive Officers of the Registrant
        Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

Item 11.Executive Compensation
        Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

Item 13.Certain Relationships and Related Transactions
        Omitted pursuant to General Instruction J(2)(c) of Form 10-K.

PART IV

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (1)  The following documents are filed as part of this report:

             (a) Report of Independent Public Accountants.

             (b) Financial Statements:

                 Statements of Operations

                   Trust A. for the Three Years Ended December 28,1997 Trust B. for the Three Years Ended December 28,1997 Trust C. for the Three Years Ended December 28,1997 Trust D. for the Three Years Ended December 28,1997 Trust E. for the Three Years Ended December 28,1997 Trust F. for the Three Years Ended December 28,1997

                 Balance Sheets

                  Trust A. as of December 28, 1997 and December 29,1996 Trust B. as of December 28, 1997 and December 29,1996 Trust C. as of December 28, 1997 and December 29,1996 Trust D. as of December 28, 1997 and December 29,1996 Trust E. as of December 28, 1997 and December 29,1996 Trust F. as of December 28, 1997 and December 29,1996

                 Statements of Changes in Owner's Beneficial Interest

                   Trust A. for the Three Years Ended December 28,1997 Trust B. for the Three Years Ended December 28,1997 Trust C. for the Three Years Ended December 28,1997 Trust D. for the Three Years Ended December 28,1997 Trust E. for the Three Years Ended December 28,1997 Trust F. for the Three Years Ended December 28,1997

                Statements of Cash Flows

                   Trust A. for the Three Years Ended December 28,1997 Trust B. for the Three Years Ended December 28,1997 Trust C. for the Three Years Ended December 28,1997 Trust D. for the Three Years Ended December 28,1997 Trust E. for the Three Years Ended December 28,1997 Trust F. for the Three Years Ended December 28,1997


                Notes to Financial Statements for the Three Years
                Ended December 28,1997.

        (c) Financial Statement Schedules:

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


        (d) Exhibits:

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


(2)  Exhibits are included in Item (1)(d) above.


(3) Financial Statement Schedules required by Regulation S-X are included in Item (1)(c) above.

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of February 1998.


                                 MORTGAGE SECURITIES III TRUSTS
                                 A, B, C, D, E AND F

                                 Trusts acting through Wilmington
                                 Trust Company, not in its individual
                                 capacity, but solely as Owner Trustee


                                 By:    /s/

                                        Denise M. Geran
                                        Financial Services Officer

Report of Independent Public Accountants

To the Beneficial Owner of Mortgage
Securities III Trusts A, B, C, D, E and F

We have audited the accompanying balance sheets of Mortgage Securities III Trusts A, B, C, D, E and F (trusts established under the laws of the State of Delaware) as of December 28, 1997 and December 29, 1996, and the related statements of operations, changes in owner's beneficial interest, and cash flows for each of the three years in the period ended December 29, 1997. These financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortgage Securities III Trusts A, B, C, D, E and F, as of December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.

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




                                   ARTHUR ANDERSEN LLP



Seattle, WA
February 11, 1998

Mortgage Securities III Trust A
Statements of Operations
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)


                                     1997       1996        1995
                                  ---------  ---------   ---------
Interest income                   $   676    $ 1,035     $ 1,203

Interest expense                      594        970       1,144

Other income                          425          -           -
                                  ---------  ---------   ---------
Net income                        $   507    $    65     $    59
                                  =========  =========   =========

  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Statements of Operations
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)



                                     1997       1996        1995
                                  --------   ---------   ---------
Interest income                   $ 1,573    $ 1,634     $ 1,927

Interest expense                    1,481      1,573       1,870
                                  ---------  ---------   ---------
Net income                        $    92    $    61     $    57
                                  =========  =========   =========

  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust C
Statements of Operations
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)



                                     1997       1996        1995
                                   --------  ---------   ---------

Interest income                   $ 1,312    $ 1,441     $ 1,725

Interest expense                    1,426      1,490       1,761
                                  ---------  ---------   ---------
Net loss                          $ (114)    $  (49)     $  (36)
                                  =========  =========   =========

  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statements of Operations
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)



                                     1997       1996        1995
                                   --------  ---------   ---------
Interest income                   $ 1,145     $1,363     $ 1,554

Interest expense                    1,198      1,357       1,538
                                  ---------  ---------   ---------
Net income (loss)                 $  (53)     $    6     $    16
                                  =========  =========   =========

  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statements of Operations
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)



                                     1997       1996        1995
                                   --------  ---------   ---------
Interest income                   $ 3,994    $ 4,305     $ 4,854

Interest expense                    4,716      5,195       5,387

Interest expense to affiliate         696      2,892       2,753
(Note 5)
                                  ---------  ---------   ---------
Net loss                          $(1,418)   $(3,782)    $(3,286)
                                  =========  =========   =========

  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust F
Statements of Operations
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)



                                     1997       1996        1995
                                   --------  ---------   ---------
Interest income                   $   822    $ 1,211     $ 1,398

Interest expense                      917      1,246       1,400

Interest expense to affiliate         180      1,068       1,338
  (Note 5)

Other income                          450          -           -
                                  ---------  ---------   ---------
Net income (loss)                 $   175    $(1,103)    $(1,340)
                                  =========  =========   =========

  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust A
Balance Sheets
December 28, 1997 and December 29, 1996

(Dollar amounts in thousands)


                                                1997      1996
                                             --------  --------
Cash and equivalents:
  Trust account                              $     -     $    1
  Collection account (Notes 3 and 4)               2        769

                                                   2        770

Receivable from Beneficial Owner               1,263          -
Interest receivable                                -         85
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized premium of $0 and
  $35 (Notes 2, 4 and 5)                           -     10,227
                                             --------   --------
TOTAL ASSETS - TRUST A                       $ 1,265   $ 11,082
                                             ========   ========

Liabilities and Owner's Beneficial Interest

Interest payable                              $    -    $   305
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                     -     10,019

Owner's Beneficial Interest:
  Owner's beneficial interest                      1          1
  Retained earnings                            1,264        757
                                             --------   --------
    Total Owner's Beneficial Interest          1,265        758
                                             --------   --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST A                            $1,265   $ 11,082
                                             ========   ========


  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Balance Sheets
December 28, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                1997      1996
                                             --------   --------
Assets
Cash and equivalents:
  Trust account                               $    1     $    1
  Collection account (Notes 3 and 4)             699        897
                                             --------   --------
                                                 700        898


Interest receivable                              105        136
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $0 and
  $197 (Notes 2, 4 and 5)                     14,671     16,652
                                             --------   --------
TOTAL ASSETS - TRUST B                      $ 15,476   $ 17,686
                                             ========   ========

Liabilities and Owner's Beneficial Interest

Interest payable                            $    302   $    472

Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                13,438     15,570

Owner's Beneficial Interest:
  Owner's beneficial interest                      1          1
  Retained earnings                            1,735      1,643
                                             --------   --------
    Total Owner's Beneficial Interest          1,736      1,644
                                             --------   --------

TOTAL  LIABILITIES  AND OWNER'S  BENEFICIAL
INTEREST - TRUST B                          $ 15,476   $ 17,686
                                             ========   ========


  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust C
Balance Sheets
December 28, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                1997      1996
                                              -------   -------
Assets
Cash and equivalents:
  Trust account                               $    1    $      1
  Collection account (Notes 3 and 4)             889         900
                                              -------   --------
                                                 890         901


Interest receivable                               87         108
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $0 and
  $154 (Notes 2, 4 and 5)                     12,238      14,182
                                              -------   --------
TOTAL ASSETS - TRUST C                      $ 13,215    $ 15,191
                                             ========   =========

Liabilities and Owner's Beneficial Interest

Interest payable                            $    274    $    426
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                12,241      13,951

Owner's Beneficial Interest:
  Owner's beneficial interest                      1           1
  Retained earnings                              699         813
                                              -------   ---------
    Total Owner's Beneficial Interest            700         814
                                              -------   ---------

TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST C                          $ 13,215    $ 15,191
                                             ========   =========

  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Balance Sheets
December 28, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                1997       1996
                                             --------  ---------
Assets
Cash and equivalents:
  Trust account                               $    1     $    1
  Collection account (Notes 3 and 4)             120        239
                                             --------  ---------
                                                 121        240


Receivable from beneficial owner                  28         45
Interest receivable                               88        107
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized premium of $0 and
  $60 (Notes 2, 4 and 5)                      12,697     15,095
                                             --------   --------
TOTAL ASSETS - TRUST D                      $ 12,934   $ 15,487
                                             ========   ========

Liabilities and Owner's Beneficial Interest

Interest payable                              $   90    $   213
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                12,494     14,801

Owner's Beneficial Interest:
  Owner's beneficial interest                      1          1
  Retained earnings                              349        472
                                             --------  --------
    Total Owner's Beneficial Interest            350        473
                                             --------  --------

TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST D                           $12,934   $ 15,487
                                             ========  ========


  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Balance Sheets
December 28, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                 1997       1996
                                              --------  --------
Assets
Cash and equivalents:
  Trust account                               $     1    $     1
  Collection account (Notes 3 and 4)            2,312      2,120
                                              --------  --------
                                                2,313    $ 2,121


Interest receivable                               281        336
Government National Mortgage Association
  Certificates net of unamortized discount
  of $0 and $339 (Notes 2, 4 and 5)            42,071     47,636
Deferred hedging costs (Note 2)                     -        320
                                             ----------  ---------
TOTAL ASSETS - TRUST E                        $44,665    $50,413
                                             ==========  =========

Liabilities and Owner's Beneficial Interest

Interest payable                              $   858    $   986
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 35,819     40,717
Payable  to  Weyerhaeuser Mortgage  Company         -     35,597
(Note 5)

Owner's Beneficial Interest:
  Owner's beneficial interest                  36,294          1
  Accumulated deficit                         (28,306)   (26,888)
                                             ----------  ---------
    Total Owner's Beneficial Interest           7,988    (26,887)
                                             ----------  ---------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST E                            $44,665    $50,413
                                             =========   ========

  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust F
Balance Sheets
December 28, 1997 and December 29, 1996

(Dollar amounts in thousands)

                                                 1997      1996
                                              -------    -------
Assets
Cash and equivalents:
  Trust account                               $     -    $    1
  Collection account (Notes 3 and 4)                2       648
                                              -------    -------
                                                    2       649


Receivable from beneficial owner                2,832         -
Interest receivable                                 -        90
Government National and Federal National
  Mortgage Association Certificates, net
  of unamortized discount of $0
  and $25 (Notes 2, 4 and 5)                        -    11,949
Deferred hedging costs (Note 2)                     -        85
                                              -------    -------
TOTAL ASSETS - TRUST F                        $ 2,834  $ 12,773
                                              =======    =======

Liabilities and Owner's Beneficial Interest

Interest payable                              $     -    $ 304
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                      -    9,990
Payable  to  Weyerhaeuser Mortgage  Company
(Note 5)                                            -    9,194

Owner's Beneficial Interest:
  Owner's beneficial interest                   9,375        1
  Accumulated deficit                          (6,541)  (6,716)
                                              -------    -------
    Total Owner's Beneficial Interest           2,834   (6,715)
                                              -------    -------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST F                            $ 2,834  $ 12,773
                                              =======    =======

  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust A
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)

                                   Owners
                                  Beneficial  Retained
                                  Interest    Earnings      Total
                                  ---------  ---------   --------
Balance at December 25, 1994      $     1     $ 2,379      $2,380
Net income                              -          59          59
                                  ---------  ---------   --------
Balance at December 31, 1995            1       2,438       2,439
Dividends paid                          -     (1,746)      (1,746)
Net income                              -          65          65
                                  ---------  ---------   --------
Balance at December 29, 1996            1         757         758
Net income                              -         507         507
                                  ---------  ---------   --------
Balance at December 28, 1997      $     1     $ 1,264      $1,265


  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)

                                   Owners
                                  Beneficial  Retained
                                  Interest    Earnings      Total
                                  ---------  ---------   --------
Balance at December 25, 1994     $      1     $ 1,895      $1,896
Net income                              -          57          57
                                  ---------  ---------   --------
Balance at December 31, 1995            1       1,952       1,953
Dividends paid                          -       (370)       (370)
Net income                              -          61          61
                                  ---------  ---------   --------
Balance at December 29, 1996            1       1,643       1,644
Net income                              -          92          92
                                  ---------  ---------   --------
Balance at December 28, 1997     $      1     $ 1,735      $1,736


  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust C
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)

                                   Owners
                                  Beneficial  Retained
                                  Interest    Earnings      Total
                                  ---------  ---------   --------
Balance at December 25, 1994     $      1     $ 1,134      $1,135
Net loss                                -        (36)        (36)
                                  ---------  ---------   --------
Balance at December 31, 1995            1       1,098       1,099
Dividends paid                          -       (236)       (236)
Net loss                                -        (49)      (49)65
                                  ---------  ---------   --------
Balance at December 29, 1996            1         813         814
Net loss                                -       (114)       (114)
                                  ---------  ---------   --------
Balance at December 28, 1997     $      1     $   699      $  700


  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)

                                   Owners
                                  Beneficial  Retained
                                  Interest    Earnings      Total
                                  ---------  ---------   --------
Balance at December 25, 1994     $      1     $ 2,115      $2,116
Net income                              -          16          16
                                  ---------  ---------   --------
Balance at December 31, 1995            1       2,131       2,132
Dividends paid                          -     (1,665)      (1,665)
Net income                              -           6           6
                                  ---------  ---------   --------
Balance at December 29, 1996            1         472         473
Dividends paid                          -        (70)        (70)
Net loss                                -        (53)        (53)
                                  ---------  ---------   --------
Balance at December 28, 1997     $      1     $   349      $  350


  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)

                                  Owners
                                Beneficial  Accumulated
                                 Interest     Deficit      Total
                                ----------  -----------  --------
Balance at December 25, 1994     $      1   $(18,158)   $(18,157)
Net loss                                -     (3,286)     (3,286)
                                ----------  -----------  --------
Balance at December 31, 1995            1    (21,444)    (21,443)
Dividends paid                          -     (1,662)     (1,662)
Net loss                                -     (3,782)     (3,782)
                                ----------  -----------  --------
Balance at December 29, 1996            1    (26,888)    (26,887)
Contribution                       36,293          -      36,293
Net loss                                -     (1,418)     (1,418)
                                ----------  -----------  --------
Balance at December 28, 1997     $ 36,294   $(28,306)    $ 7,988


  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust F
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)

                                  Owners
                                Beneficial  Accumulated
                                 Interest     Deficit      Total
                                ----------  -----------  --------
Balance at December 25, 1994     $      1   $(10,110)   $(10,109)
Net loss                                -     (1,340)     (1,340)
                                ----------  -----------  --------
Balance at December 31, 1995            1    (11,450)    (11,449)
Contribution                            -      5,837       5,837
Net loss                                -     (1,103)     (1,103)
                                ----------  -----------  --------
Balance at December 29, 1996            1     (6,716)     (6,715)
Contribution                        9,374          -       9,374
Net income                              -        175         175
                                ----------  -----------  --------
Balance at December 28, 1997     $  9,375   $ (6,541)   $  2,834


  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust A
Statements of Cash Flows
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)

                                        1997        1996        1995
                                     --------    --------    --------
Cash flows from operations:
  Net income                         $   507      $   65     $    59
  Non-cash charges to income:
    Amortizations                          3          13          19
    Write-offs                            81           -           -
Changes in:
  Interest receivable                     85          13          16
  Receivable from beneficial owner    (1,263)      1,746           -
  Interest payable                      (305)        (50)        (69)
                                     --------    --------    --------
Net cash flows from operations          (892)      1,787          25
                                     --------    --------    --------
Cash flows from investing
activities:
   Sale of/collections on mortgage
     backed certificates              10,192       1,539       2,059

Cash flows from financing
activities:
  Dividends paid                           -      (1,746)          -
  Payments on collateralized
    mortgage obligation bonds.       (10,068)     (1,655)     (2,260)
                                     --------    --------    --------
Cash flows from financing activities (10,068)     (3,401)     (2,260)
                                     --------    --------    --------
Net increase (decrease) in cash and
   equivalents                          (768)        (75)       (176)
Cash and equivalents at beginning
   of year                               770         845       1,021
                                     --------    --------    --------
Cash and equivalents at end of year  $     2      $  770     $   845
                                     ========    ========    ========
Supplemental disclosure:
   Cash paid during the year for
     interest                        $   850      $1,012     $ 1,201


  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Statements of Cash Flows
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)

                                        1997        1996        1995
                                     --------    --------   ---------
Cash flows from operations:
  Net income                         $    92     $    61     $    57
  Non-cash charges to income:
    Amortizations                          3          30          23
    Write-offs                            99           -           -
    Accretion of interest                334       1,265       1,157
  Changes in:
    Interest receivable                   31          25          21
    Receivable from beneficial owner       -         370           -
    Interest payable                    (170)        (98)        (86)
                                     --------    --------   ---------
Net cash flows from operations           389       1,653       1,172
                                     --------    --------   ---------
Cash flows from investing
activities:
  Collections on mortgage backed
    certificates                       2,178       3,135       2,807

Cash flows from financing
activities:
  Dividends paid                           -        (370)          -
  Payments on collateralized
    mortgage obligation bonds         (2,765)     (4,524)     (4,068)
                                     --------    --------   ---------
Cash flows from financing activities  (2,765)     (4,894)     (4,068)
                                     --------    --------   ---------
Net decrease in cash and equivalents    (198)       (106)        (89)
Cash and equivalents at beginning
  of year                                898       1,004       1,093
                                     --------    --------   ---------
Cash and equivalents at end of year  $   700     $   898     $ 1,004
                                     --------    --------   ---------
Supplemental disclosure:
  Cash paid during the year for
   interest                          $ 1,353     $   340     $   741


  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust C
Statements of Cash Flows
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)

                                        1997        1996        1995
                                     -------      --------   --------
Cash flows from operations:
  Net loss                           $  (114)      $ (49)     $  (36)
  Non cash charges:
    Amortizations                         13          55          41
    Write-offs                           202           -           -
  Changes in:
    Interest receivable                   21          30          16
    Receivable from beneficial owner       -         236           -
    Interest payable                    (152)       (109)        (75)
                                     -------      --------   --------
Net cash flows from operations           (30)        163         (54)
                                     -------      --------   --------
Cash flows from investing activities
  Collections on mortgage backed
  certificates                         2,098       3,579       2,592

Cash flows from financing
activities:
  Dividends paid                           -        (236)          -
  Payments on collateralized
    mortgage obligation bonds         (2,079)     (3,673)     (2,485)
                                     -------      --------   --------
Cash flows from financing activities  (2,079)     (3,909)     (2,485)
                                     -------      --------   --------
Net increase (decrease) in cash and
  equivalents                            (11)       (167)         53
Cash and equivalents at beginning
  of year                                901       1,068       1,015

                                     -------      --------   --------
Cash and equivalents at end of year  $   890      $  901     $ 1,068
                                     =======      ========   ========
Supplemental disclosure:
  Cash paid during the year for
   interest                          $ 1,207      $1,504     $ 1,767


  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statements of Cash Flows
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)

                                        1997        1996        1995
                                     --------   ---------    --------
Cash flows from operations:
  Net income(loss)                   $  (53)     $    6      $   16
  Non-cash charges:
    Amortizations                         7          19          20
    Write-offs                          154           -           -
  Changes in:
    Interest receivable                  19          17          12
    Receivable from beneficial owner     17       1,608         (81)
    Interest payable                   (123)        (28)        (25)
                                     --------   ---------    --------
Net cash flows from operations           21       1,622         (58)
                                     --------   ---------    --------
Cash flows from investing
activities:
  Collections on mortgage backed
    certificates                      2,338       1,994       1,784

Cash flows from financing
activities:
  Dividends paid                        (70)     (1,665)          -
  Payments on collateralized
    mortgage obligation bonds        (2,408)     (1,935)     (1,781)
                                     --------   ---------    --------
Cash flows from financing activities (2,478)     (3,600)     (1,781)
                                     --------   ---------    --------
Net increase (decrease) in cash
  and equivalents                      (119)         16         (55)
Cash and equivalents at beginning
  of year                               240         224         279
                                     --------   ---------    --------
Cash and equivalents at end of year  $  121     $   240     $   224
                                     ========   =========    ========
Supplemental disclosure:
  Cash paid during the year for
   interest                         $ 1,220     $ 1,372     $ 1,551


  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statements of Cash Flows
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)

                                         1997        1996        1995
                                      --------   ---------   ---------
Cash flows from operations:
  Net loss                            $(1,418)    $(3,782)    $(3,286)
  Non-cash charges:
    Amortizations                         758         858         474
    Write-offs                            (17)          -           -
    Accretion of interest                 925       3,501       3,203
  Changes in:
    Interest receivable                    55          53          38
    Receivable from beneficial owner        -       1,662           -
    Interest payable                     (128)       (157)       (133)
    Interest payable to
      Weyerhaeuser Mortgage Company   (18,656)      2,892       2,753
      (Note 5)
                                      --------   ---------   ---------
Net cash flows from operations        (18,481)      5,027       3,049
                                      --------   ---------   ---------
Cash flows from investing
activities:
  Collections on mortgage backed
    certificates                        5,904       6,544       6,038

Cash flows from financing
activities:
    Contribution                       36,293           -           -
    Dividends paid                          -      (1,662)          -
    Payments on collateralized
      mortgage obligation bonds        (6,583)    (10,505)     (9,082)
    Payments to Weyerhaeuser
      Mortgage Company                      -     (16,941)          -
                                      --------   ---------   ---------
Cash flows from financing activities:  12,769     (12,167)     (9,082)
                                      --------   ---------   ---------
Net (decrease) increase in cash
  and equivalents                         192        (596)          5
Cash and equivalents at beginning
  of year                               2,121       2,717       2,712
                                      --------   ---------   ---------
Cash and equivalents at end of year   $ 2,313     $ 2,121     $ 2,717
                                      ========   =========   =========
Supplemental disclosure:
  Cash paid during the year for
    interest                          $23,118     $   845     $ 1,716


  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust F
Statements of Cash Flows
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)

                                       1997       1996       1995
                                    --------    --------  --------
Cash flows from operations:
  Net income (loss)                  $   175    $(1,103)  $(1,340)
  Non-cash charges to income:
    Amortizations                         71        187       144
    Write-offs                           260          -         -
    Accretion of interest                415        776       710
  Changes in:
    Interest receivable                   90         21        17
    Interest payable                    (304)       (85)      (75)
    Receivable from beneficial owner  (2,832)     1,937         -
    Interest payable to
      Weyerhaeuser Mortgage
      Company (Note 5)                (8,570)     1,068     1,338
                                     --------  --------  --------
Net cash flows from operations       (10,695)     2,801       794
                                     --------  --------  --------
Cash flows from investing
activities:
   Sale of/collections on mortgage
   backed certificates                11,974      2,684     1,971

Cash flows from financing
activities:
  Contribution                         9,374      5,837         -
  Payments on Weyerhaeuser
    Mortgage Company note               (624)    (7,773)        -
  Payments on collateralized
    mortgage obligation bonds        (10,676)    (3,585)   (3,317)
                                     --------  --------  --------
Cash flows from financing activities  (1,926)    (5,521)   (3,317)
                                     --------  --------  --------
Net increase (decrease) in cash
  and equivalents                       (647)       (36)     (552)
Cash and equivalents at beginning
  of year                                649        685     1,237
                                     --------  --------  --------
Cash and equivalents at end of year   $    2    $   649   $   685
                                     --------  --------  --------
Supplemental disclosure:
  Cash paid during the year for
   interest                          $ 9,616     $  339   $   606


  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trusts A, B, C, D, E and F
Notes to Financial Statements
For the Three Years Ended December 28, 1997

(Dollar amounts in thousands)


Note 1.Description of business:

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

       Activity during 1997, 1996 and 1995, primarily consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders.

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

       In 1997, the bonds in Trusts A and F were called and any remaining discounts were written off. The bond discounts on Trusts B, C, and D were written off as management intends to prepay the bonds at the earliest allowable prepayment date and the amounts are no longer material. The bond discount for Trust E is amortized on a straight line basis over the remaining life of the instruments.

       Cash and equivalents include cash held in the collection accounts and invested in short term investments with original maturities of less than three months.

       The  amortized  cost  and  estimated  market  values   of
       investments in debt securities are as follows:

                              Gross       Gross   Estimated
                         Unrealized  Unrealized      Market
 Held to Maturity:  Cost      Gains      Losses       Value
                  --------  --------    --------   ---------
  Mortgage-backed
  Securities
    Trust A       $  N/A    $   N/A      $  N/A     $   N/A
    Trust B       14,671        800           -      15,471
    Trust C       12,238        654           -      12,892
    Trust D       12,697        632           -      13,329
    Trust E       42,071      1,517           -      43,588
    Trust F          N/A        N/A         N/A         N/A


       Per the terms of the prospectus, the Trusts are legally precluded from selling the investments in debt securities, except in the case of a call of the Collateralized Mortgage Obligation bonds as discussed in
       Note 3.


Note 3.Collateralized Mortgage Obligation Bonds:


       Collateralized Mortgage Obligation Bonds at  December  28,
       1997 and December 29, 1996 consist of the following:

                                                 1997       1996
      Trust A:                                  --------   -------
      --------
      Class 4 - 9.20%, stated maturity
         July 1, 2016 (repaid October 1,1997)  $     -    $10,068
      Unamortized discount                           -        (49)
                                                --------   -------
                                                     -    $10,019

      Trust B:
      --------
      Class 3 - 9.00%, stated maturity
         April 1, 2010 (repaid April 1, 1997)  $     -    $ 1,014
      Class 4 - 9.00%, stated maturity
        October 1, 2016                         13,438     14,855
      Unamortized discount                                   (299)
                                               --------   -------
                                               $13,438    $15,570

      Trust C:
      --------
      Class 4 - 9.00%, stated maturity
        January 1, 2017                        $12,241    $14,320
      Unamortized discount                                   (369)
                                               --------   -------
                                               $12,241    $13,951

      Trust D:
      --------
      Class 2 - 8.55%, stated maturity
        December 1, 2014 (repaid March 3,1997) $     -    $   302
      Class 3 - 8.60%, stated maturity
        March 1, 2017                           12,494     14,600
      Unamortized discount                                   (101)
                                               --------   -------
                                               $12,494    $14,801


      Trust E:
      --------
      Class 3 - 9.00%, stated maturity
         January  1, 2006 (repaid April 1,1997) $    -    $ 2,681
      Class 4 - 9.00%, stated maturity
        January 1, 2018                         38,140     41,117
      Unamortized discount                      (2,321)    (3,081)
                                              --------   -------
                                               $35,819    $40,717


      Trust F:
      --------
      Class 3 - 9.00%, stated maturity
         January 1, 2014 (repaid July 1,1997)  $           $1,152
      Class 4 - 9.00%, stated maturity
         April 1, 2018 (repaid October 1,1997)              9,109
      Unamortized discount                                   (271)
                                              --------   -------
                                               $     -     $9,990

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

       Each Trust's Bonds are subject to a special redemption, in whole or in part, if, as a result of substantial payments of principal on the underlying mortgage loans and/or low reinvestment yields, the Trusts determine that the amount of cash anticipated to be on deposit in the Collection Accounts on the next payment date might be insufficient to make required payments on the Bonds. Any such redemption would not exceed the principal amount of Bonds that would otherwise be required to be paid on the next payment date. As a result, a special redemption of Bonds will not result in a payment to bondholders more than two months earlier than the payment date on which such payment would otherwise have been received. The Bonds are not otherwise subject to call at the option of the Trusts except that (a) Trust B, C, and E's Class 4 Bonds may be redeemed in whole, but not in part, at the Trusts' option on any payment date on or after October 1, 2001, January 1, 2002 and January 1, 2003, respectively, (or on any earlier payment date if the current principal amount of Trust B, C and E's Class 4 Bonds are less than $6,100, $10,500 and $13,160, respectively) and (b) Trust D's Class 3 Bonds may be redeemed in whole, but not in part, at the Trust's option on any payment date on or after March 1, 2002, or on any earlier payment date if the aggregate outstanding principal amount of the Bonds of the class to be redeemed is less than 10 percent of its aggregate initial principal amount.

       Any such redemptions at the option of the Trusts shall be at a price equal to 100 percent of the unpaid principal amount of such Bonds plus accrued interest.

       The maturities of the Collateralized Mortgage Obligation Bonds are based on the prepayment speed (liquidation's) on the GNMA and FNMA certificates collateralizing the Bonds and the reinvestment of scheduled distributions at the assumed reinvestment rates. Maturities for the succeeding five years which estimates liquidations based on current market interest rates are as follows:

               Trust   Trust   Trust   Trust   Trust   Trust
                 A       B       C       D       E       F
        1998    N/A     2,598   2,825   2,482   5,339   N/A
        1999    N/A     2,223   2,213   1,253   4,827   N/A
        2000    N/A     1,907   1,733   1,437   4,374   N/A
        2001    N/A     1,632   1,358   1,203   3,976   N/A
        2002    N/A     1,400   1,043   988     3,605   N/A

Note 4.  Assets pledged:

      Trust B, C and D's Bonds are collateralized by the Trusts' GNMA and FNMA certificates and the Collection Accounts (see
      Note 3). Trust E's Bonds are collateralized by Trust E's GNMA certificates. Collections on the certificates are used to meet the quarterly Bond interest payments and to reduce the outstanding principal balance on the Bonds. As of December 28, 1997, certificates are guaranteed by the Government National Mortgage Association and the Federal National Mortgage Association as follows:

                     Government National    Federal National
                    Mortgage Association   Mortgage Association
         Trust A           $    N/A            $    N/A
         Trust B             12,648               2,023
         Trust C              8,712               3,526
         Trust D             11,126               1,571
         Trust E             42,071                 N/A
         Trust F                N/A                 N/A

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

      The Beneficial Owner advanced funds to Trusts A and F during the third quarter. The funds were repaid during the fourth quarter. No interest was charged as the advances were treated as a current payable.

      Certain ongoing administrative and accounting functions are provided by the Beneficial Owner at no cost to each Trust.

Note 6.  Results of operations:

      All results of operations will be transferred to the Beneficial Owner of the Trusts. Mortgage Securities III Corporation will be responsible for all tax liabilities incurred relating to the Trusts' operations.

 Mortgage Securities III Trust E
 Schedule IV - Indebtedness to Related Parties - Not Current
 December 28, 1997

 (Dollar amounts in thousands)

  Name of          December 29,      Indebtedness to       December 28,
  Related Party       1996       Additions   Deductions        1997
  -------------   ------------  -----------  ----------    ------------
  Weyerhaeuser
  Mortgage Company      $35,597     $  696     $36,293      $    0

  Weyerhaeuser
  Financial Services,   $     0     $36,293     $36,293     $    0
  Inc.

 On   December   22,  1987,  Trust  E  purchased  from  an  affiliate,
 Weyerhaeuser Mortgage Company, GNMA certificates which were used to collateralize the Bonds. The purchases were at par value, less the purchase discounts. The purchases were financed with the proceeds received from the Bond issuances and a note due to Weyerhaeuser Mortgage Company. The note accrued interest at Bank of America's prime rate and compounded interest annually. Both the principal and interest related to the Weyerhaeuser Mortgage Company payable were paid off in March 1997, in anticipation of the sale of Weyerhaeuser Mortgage Company to an unrelated third party by Weyerhaeuser Financial Services, Inc. and Weyerhaeuser Company. In August 1997, Weyerhaeuser Financial Services, Inc. (Beneficial Owner) contributed capital to Trusts E, increasing Beneficial Owner's interest.

 Mortgage Securities III Trust F
 Schedule IV - Indebtedness to Related Parties - Not Current
 December 28, 1997

 (Dollar amounts in thousands)

  Name of          December 29,      Indebtedness to       December 28,
  Related Party       1996       Additions   Deductions        1997
  -------------   ------------  -----------  ----------    ------------

  Weyerhaeuser
  Mortgage Company      $ 9,194     $  180     $ 9,374      $    0

  Weyerhaeuser
  Financial Services,   $     0     $9,374     $ 9,374      $    0
  Inc.


 On March 30, 1988, Trust F purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA and FNMA certificates which were used to collateralize the Bonds. The purchases were at par value, less the purchase discounts. The purchases were financed with the proceeds received from the Bond issuances and notes due to Weyerhaeuser Mortgage Company. The notes accrued interest at Bank of America's prime rate and compounded interest annually. Both the principal and interest related to the Weyerhaeuser Mortgage Company payables were paid off in March 1997, in anticipation of the sale of Weyerhaeuser Mortgage Company to an unrelated third party by Weyerhaeuser Financial Services, Inc. and Weyerhaeuser Company. In August 1997, Weyerhaeuser Financial Services, Inc. (Beneficial Owner) contributed capital to Trusts F, increasing Beneficial Owner's interest.

Mortgage Securities III Trust A
Schedule XIII - Other Security Investments
December 28, 1997

(Dollar amounts in thousands)

                         Number of
                        Certificates                    Market
  Type of Security          Held           Cost          Value
                        ------------    -----------   ----------
Government National
  Mortgage Association
  Certificates               -              -             -

Federal National
  Mortgage Association
  Certificates               -              -             -




<F1>
The GNMA and FNMA certificates held in the trust were sold to a third party in October 1997. The proceeds were used to pay off the related bond obligation.

                                   - 43 -

Mortgage Securities III Trust B
Schedule XIII - Other Security Investments
December 28, 1997

(Dollar amounts in thousands)

                         Number of
                        Certificates                    Market
  Type of Security          Held           Cost          Value
                        ------------    -----------   ----------

Government National
  Mortgage Association
  Certificates              33          $12,648        $13,325

Federal National
  Mortgage Association
  Certificates              25            2,023          2,146
                        ------------    -----------   ----------
                            58          $14,671        $15,471



<F1>
1.   Cost  represents the uncollected principal balance  of  the
mortgage  loans  underlying the certificates.   Investments  are
grouped and are carried at cost.
<F2>
2. Market value is an estimate based on the most current information available.


Mortgage Securities III Trust C
Schedule XIII - Other Security Investments
December 28, 1997

(Dollar amounts in thousands)


                         Number of
                        Certificates                    Market
  Type of Security          Held           Cost          Value
                        ------------    -----------   ----------

Government National
  Mortgage Association
  Certificates              25          $ 8,712        $ 9,147

Federal National
  Mortgage Association
  Certificates              25            3,526          3,745
                        ------------    -----------   ----------
                            50          $12,238        $12,892



<F1>
1.   Cost  represents the uncollected principal balance  of  the
mortgage  loans  underlying the certificates.   Investments  are
grouped and are carried at cost.
<F2>
2. Market value is an estimate based on the most current information available.

                                   - 45 -

Mortgage Securities III Trust D
Schedule XIII - Other Security Investments
December 28, 1997

(Dollar amounts in thousands)


                         Number of
                        Certificates                    Market
  Type of Security          Held           Cost          Value
                        ------------    -----------   ----------

Government National
  Mortgage Association
  Certificates              23          $11,126        $11,667

Federal National
  Mortgage Association
  Certificates              14            1,571          1,662
                        ------------    -----------   ----------
                            37          $12,697        $13,329




<F1>
1.   Cost  represents the uncollected principal balance  of  the
mortgage  loans  underlying the certificates.   Investments  are
grouped and are carried at cost.
<F2>
2. Market value is an estimate based on the most current information available.

Mortgage Securities III Trust E
Schedule XIII - Other Security Investments
December 28, 1997

(Dollar amounts in thousands)


                         Number of
                        Certificates                    Market
  Type of Security          Held           Cost          Value
                        ------------    -----------   ----------

Government National
  Mortgage Association
  Certificates              75          $42,071        $43,588





<F1>
<F1>
1.   Cost  represents the uncollected principal balance  of  the
mortgage  loans  underlying the certificates.   Investments  are
grouped and are carried at cost.
<F2>
2. Market value is an estimate based on the most current information available.

Mortgage Securities III Trust F
Schedule XIII - Other Security Investments
December 28, 1997

(Dollar amounts in thousands)

                         Number of
                        Certificates                    Market
  Type of Security          Held           Cost          Value
                        ------------    -----------   ----------

Government National
  Mortgage Association
  Certificates               -              -             -

Federal National
  Mortgage Association
  Certificates               -              -             -





<F1>
The GNMA and FNMA certificates held in the trust were sold to a third party in October 1997. The proceeds were used to pay off the related bond obligation.

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