Form 10-Q
period 1998-03-29
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E; MORTGAGE SECURITIES III TRUSTS F
filed 1998-05-08
CIK 785818, 799630, 808264, 814144, 826488, 830431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

          For the Thirteen Weeks Ended March 29, 1998 or

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

Mortgage Securities III Trusts A, B, C, D, E and F
Index to Form 10-Q Filing
For the Thirteen Weeks Ended March 29, 1998


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

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in Trust A, B, C, D, E and F's annual reports (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 28, 1997. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the periods ended March 29, 1998, should not be regarded as necessarily indicative of the results that may be expected for the year 1998.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of May 1998.

                               MORTGAGE SECURITIES III TRUSTS
                               A, B, C, D, E AND F

                               Trusts acting through Wilmington
                               Trust Company, not in its
                               capacity, but solely as Owner
                               Trustee

                               By:  __________________________

                                    Denise M. Geran
                                    Financial Services Officer

Mortgage Securities III Trust A
Statement of Operations
For the Periods Ended March 29, 1998 and March 30, 1997
(Unaudited)

(Dollar amounts in thousands)


                                  Thirteen Weeks Ended
                                 ----------------------
                                  Mar. 29,    Mar. 30,
                                     1998        1997
                                 ---------   ---------
Interest income                   $     -     $   233

Interest expense                        -         218
                                 ---------    ---------
Net income                        $     -     $    15
                                 =========    =========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust B
Statement of Operations
For the Periods Ended March 29, 1998 and March 30, 1997
(Unaudited)

(Dollar amounts in thousands)




                                  Thirteen Weeks Ended
                                 ----------------------
                                  Mar. 29,    Mar. 30,
                                     1998        1997
                                 ---------   ---------
Interest income                   $   315     $   363

Interest expense                      385         348
                                 ---------    ---------
Net income (loss)                 $   (70)    $    15
                                 =========    =========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust C
Statement of Operations
For the Periods Ended March 29, 1998 and March 30, 1997
(Unaudited)

(Dollar amounts in thousands)


                                  Thirteen Weeks Ended
                                 ----------------------
                                  Mar. 29,    Mar. 30,
                                     1998        1997
                                 ---------   ---------
Interest income                   $   261     $   315

Interest expense                      344         325
                                 ---------    ---------
Net loss                          $   (83)    $   (10)
                                 =========    =========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust D
Statement of Operations
For the Periods Ended March 29, 1998 and March 30, 1997
(Unaudited)

(Dollar amounts in thousands)


                                  Thirteen Weeks Ended
                                 ----------------------
                                  Mar. 29,    Mar. 30,
                                     1998        1997
                                 ---------   ---------
Interest income                   $   268     $   318

Interest expense                      353         320
                                 ---------    ---------
Net loss                          $   (85)    $    (2)
                                 =========    =========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust E
Statement of Operations
For the Periods Ended March 29, 1998 and March 30, 1997
(Unaudited)

(Dollar amounts in thousands)


                                  Thirteen Weeks Ended
                                 ----------------------
                                  Mar. 29,    Mar. 30,
                                     1998        1997
                                 ---------   ---------
Interest income                   $   840     $   978

Interest expense                      961       1,329

Interest expense to affiliate
  (Note 5)                              -         696
                                 ---------    ---------
Net loss                          $  (121)    $(1,047)
                                 =========    =========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust F
Statement of Operations
For the Periods Ended March 29, 1998 and March 30, 1997
(Unaudited)

(Dollar amounts in thousands)


                                  Thirteen Weeks Ended
                                 ----------------------
                                  Mar. 29,    Mar. 30,
                                     1998        1997
                                 ---------   ---------
Interest income                   $     -     $   262

Interest expense                        -         292

Other income                            -         180
                                 ---------    ---------
Net loss                          $     -     $  (210)
                                 =========    =========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust A
Balance Sheets
March 29, 1998 and December 28, 1997

(Dollar amounts in thousands)



                                              Mar. 29,    Dec. 28,
                                                 1998        1997
                                              --------    --------
                                            (Unaudited)
Assets

Collection account (Notes 3 and 4)             $    -     $     2
Receivable from Beneficial Owner                1,265       1,263
                                              --------    --------
TOTAL ASSETS - TRUST A                         $1,265     $ 1,265
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Owner's Beneficial Interest:
  Owner's beneficial interest                  $    1     $     1
  Retained earnings                             1,264       1,264
                                              --------    --------
    Total Owner's Beneficial Interest           1,265       1,265
                                              --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST A                             $1,265     $ 1,265
                                              ========    ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust B
Balance Sheets
March 29, 1998 and December 28, 1997

(Dollar amounts in thousands)


                                              Mar. 29,    Dec. 28,
                                                 1998        1997
                                              --------    --------
                                            (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $    1     $     1
  Collection account (Notes 3 and 4)            1,141         699
                                              --------    --------
                                                1,142         700

Interest receivable                               100         105
Government National and Federal National
  Mortgage Association Certificates
  (Notes 2,4 and 5)                            13,849      14,671
                                              --------    --------
TOTAL ASSETS - TRUST B                        $15,091     $15,476
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                               $  384     $   302
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 13,041      13,438

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                             1,665       1,735
                                              --------    --------
    Total Owner's Beneficial Interest           1,666       1,736
                                              --------    --------

TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST B                             $15,091    $15,476
                                              ========    ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust C
Balance Sheets
March 29, 1998 and December 28, 1997

(Dollar amounts in thousands)


                                              Mar. 29,    Dec. 28,
                                                 1998        1997
                                              --------    --------
                                            (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $    1     $     1
  Collection account (Notes 3 and 4)              867         889
                                              --------    --------
                                                  868         890

Interest receivable                                84          87
Government National and Federal National
  Mortgage Association Certificates
  (Notes 2,4 and 5)                            11,635      12,238
                                              --------    --------
TOTAL ASSETS - TRUST C                        $12,587     $13,215
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                               $  344     $   274
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 11,626      12,241

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                               616         699
                                              --------    --------
    Total Owner's Beneficial Interest             617         700
                                              --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST C                            $12,587     $13,215
                                              ========    ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust D
Balance Sheets
March 29, 1998 and December 28, 1997

(Dollar amounts in thousands)

                                              Mar. 29,    Dec. 28,
                                                 1998        1997
                                              --------    --------
                                            (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $    1     $     1
  Collection account (Notes 3 and 4)              346         120
                                              --------    --------
                                                  347         121

Receivable from Beneficial Owner                   41          28
Interest receivable                                86          88
Government National and Federal National
  Mortgage Association Certificates            12,109      12,697
  (Notes 2, 4 and 5)
                                              --------    --------
TOTAL ASSETS - TRUST D                        $12,583     $12,934
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                               $  174     $    90
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 12,144      12,494

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                               264         349
                                              --------    --------
    Total Owner's Beneficial Interest             265         350
                                              --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST D                            $12,583     $12,934
                                              ========    ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust E
Balance Sheets
March 29, 1998 and December 28, 1997

(Dollar amounts in thousands)

                                             Mar. 29,     Dec. 28,
                                                 1998        1997
                                              --------    --------
                                            (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $    1     $     1
  Collection account (Notes 3 and 4)            1,872       2,312
                                              --------    --------
                                                1,873       2,313

Interest receivable                               274         281
Government National Mortgage Association
  Certificates (Notes 2, 4 and 5)              41,046      42,071
                                              --------    --------
TOTAL ASSETS - TRUST E                         $43,193    $44,665
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                               $  825     $   858
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 34,501      35,819

Owner's Beneficial Interest:
  Owner's beneficial interest                  36,294      36,294
  Accumulated Deficit                         (28,427)    (28,306)
                                              --------    --------
    Total Owner's Beneficial Interest           7,867       7,988
                                              --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST E                            $43,193     $44,665
                                              ========    ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust F
Balance Sheets
March 29, 1998 and December 28, 1997

(Dollar amounts in thousands)


                                              Mar. 29,    Dec. 28,
                                                 1998        1997
                                              --------    --------
                                             (Unaudited)
Assets

Collection account (Notes 3 and 4)             $    -     $     2
Receivable from Beneficial Owner                2,834       2,832
                                              --------    --------
TOTAL ASSETS - TRUST F                         $2,834     $ 2,834
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Owner's Beneficial Interest:
  Owner's beneficial interest                  $9,375     $ 9,375
  Accumulated Deficit                          (6,541)    (6,541)
                                              --------    --------
    Total Owner's Beneficial Interest           2,834       2,834
                                              --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST F                             $2,834     $ 2,834
                                              ========    ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust A
Statement of Cash Flows
For the Periods Ended March 29, 1998 and March 30, 1997
(Unaudited)

(Dollar amounts in thousands)

                                       Thirteen Weeks Ended
                                       ---------------------
                                        Mar. 29,    Mar. 30,
                                          1998         1997
                                       ---------   ---------
Cash flows from operations:
  Net income                           $     -      $    15
  Non-cash charges to income:
    Amortizations                            -            5
Changes in:
  Interest receivable                        -            6
  Receivable from beneficial owner          (2)           -
  Interest payable                           -          (17)
                                       ---------   ---------
Net cash flows from operations              (2)           9
                                       ---------   ---------
Cash flows from investing activities:
    Sale of/collections on mortgage
    backed certificates                      -          519

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds                -         (543)
                                       ---------   ---------
Net decrease in cash and equivalents        (2)         (15)

Cash and equivalents at beginning
   of year                                   2          770
                                       ---------   ---------
Cash and equivalents at end of period  $     -      $   755
                                       ---------   ---------
Supplemental disclosure:
   Cash paid during the period for
     interest                          $     -      $   232


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust B
Statement of Cash Flows
For the Periods Ended March 29, 1998 and March 30, 1997
(Unaudited)

(Dollar amounts in thousands)

                                       Thirteen Weeks Ended
                                       ---------------------
                                        Mar. 29,    Mar. 30,
                                           1998        1997
                                       ---------   ---------
Cash flows from operations:
  Net income (loss)                    $  (70)      $    15
  Non-cash charges to income:
    Amortizations                            -            2
    Accretion of interest                    -          334
Changes in:
  Interest receivable                        5           12
  Interest payable                          82          (15)
                                       ---------   ---------
Net cash flows from operations              17          348
                                       ---------   ---------
Cash flows from investing activities:
    Collections on mortgage backed         822          424
    certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds            (397)        (881)
                                       ---------   ---------
Net increase (decrease) in cash and
   equivalents                             442        (109)

Cash and equivalents at beginning
   of year                                 700          898
                                       ---------   ---------
Cash and equivalents at end of period  $ 1,142      $   789
                                       =========   =========
Supplemental disclosure:
   Cash paid during the period for
     interest                          $   303      $    23


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust C
Statement of Cash Flows
For the Periods Ended March 29, 1998 and March 30, 1997
(Unaudited)

(Dollar amounts in thousands)

                                       Thirteen Weeks Ended
                                       ---------------------
                                        Mar. 29,    Mar. 30,
                                           1998        1997
                                       ---------   ---------
Cash flows from operations:
  Net loss                              $  (83)      $  (10)
  Non-cash charges to income:
    Amortizations                            -           13
Changes in:
  Interest receivable                        3            4
  Interest payable                          70          (20)
                                       ---------   ---------
Net cash flows from operations             (10)         (13)
                                       ---------   ---------
Cash flows from investing activities:
    Collections on mortgage backed         603          821
    certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds             (615)        (582)
                                       ---------   ---------
Net increase (decrease) in cash and
   equivalents                             (22)         226

Cash and equivalents at beginning
   of year                                 890          901
                                       ---------   ---------
Cash and equivalents at end of period  $   868      $ 1,127
                                       ---------   ---------
Supplemental disclosure:
   Cash paid during the period for
     interest                          $   274      $   322


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust D
Statement of Cash Flows
For the Periods Ended March 29, 1998 and March 30, 1997
(Unaudited)

(Dollar amounts in thousands)

                                       Thirteen Weeks Ended
                                       ---------------------
                                        Mar. 29,    Mar. 30,
                                          1998         1997
                                       ---------   ---------
Cash flows from operations:
  Net loss                             $   (85)     $   (2)
  Non-cash charges to income:
    Amortizations                            -           7
Changes in:
  Interest receivable                        2           3
  Receivable from beneficial owner         (13)        (10)
  Interest payable                          84          (4)
                                       ---------   ---------
Net cash flows from operations             (12)         (6)
                                       ---------   ---------
Cash flows from investing activities:
    Collections  on  mortgage   backed     588         514
certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds             (350)       (313)
                                       ---------   ---------
Net increase in cash and equivalents       226         195

Cash and equivalents at beginning
   of year                                 121         240
                                       ---------   ---------
Cash and equivalents at end of period  $   347     $   435
                                       ---------   ---------
Supplemental disclosure:
   Cash paid during the period for
     interest                          $   269     $   320


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust E
Statement of Cash Flows
For the Periods Ended March 29, 1998 and March 30, 1997
(Unaudited)

(Dollar amounts in thousands)

                                       Thirteen Weeks Ended
                                       ---------------------
                                        Mar. 29,    Mar. 30,
                                          1998         1997
                                       ---------   ---------
Cash flows from operations:
  Net loss                             $  (121)     $(1,047)
  Non-cash charges to income:
    Amortizations                          136          349
    Accretion of interest                    -          925
Changes in:
  Interest receivable                        7           10
  Interest payable                         (33)         (25)
  Interest payable to Weyerhaeuser
    Mortgage Company (Note 5)                -      (18,656)
                                       ---------   ---------
Net cash flows from operations             (11)      18,444
                                       ---------   ---------
Cash flows from investing activities:
    Collections on mortgage backed       1,025        1,543
    certificates

Cash flows from financing activities:
  Debt due beneficial owner                  -       36,293
  Payments on collateralized
    mortgage obligation bonds           (1,454)      (2,075)
  Payments of Weyerhaeuser Mortgage
    Company note                             -      (16,941)
                                       ---------   ---------
Cash flows from financing activities    (1,454)      17,277
                                       ---------   ---------
Net increase (decrease) in cash and
   equivalents                            (440)         376

Cash and equivalents at beginning
   of year                               2,313        2,121
                                       ---------   ---------
Cash and equivalents at end of quarter $ 1,873      $ 2,497
                                       =========   =========
Supplemental disclosure:
   Cash paid during the period for
     interest                          $   994      $    60


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust F
Statement of Cash Flows
For the Periods Ended March 29, 1998 and March 30, 1997
(Unaudited)

(Dollar amounts in thousands)

                                       Thirteen Weeks Ended
                                       ---------------------
                                        Mar. 29,    Mar. 30,
                                          1998         1997
                                       ---------   ---------
Cash flows from operations:
  Net loss                             $     -      $ (210)
  Non-cash charges to income:
    Amortizations                            -           71
    Accretion of interest                    -          205
Changes in:
  Interest receivable                        -            1
  Interest payable                           -          (11)
  Interest payable to Weyerhaeuser
    Mortgage Company (Note 5)                -       (8,570)
                                       ---------   ---------
Net cash flows from operations               -       (8,514)
                                       ---------   ---------
Cash flows from investing activities:
    Collections on mortgage backed           -          257
    certificates

Cash flows from financing activities:
  Debt due beneficial owner                  -       9,374
  Payments on collateralized
    mortgage obligation bonds                -         (625)
  Payments of Weyerhaeuser Mortgage
    Company note                             -         (624)
                                       ---------   ---------
Cash flows from financing activities        (2)       8,125
                                       ---------   ---------
Net decrease in cash and equivalents        (2)        (132)

Cash and equivalents at beginning
   of year                                   2          649
                                       ---------   ---------
Cash and equivalents at end of quarter $     -      $   517
                                       ---------   ---------
Supplemental disclosure:
   Cash paid during the period for
     interest                          $     -      $    26

The accompanying notes are an integral part of these statements

Mortgage Securities III Trusts A, B, C, D, E and F
Notes to Financial Statements
For the Thirteen Weeks Ended March 29, 1998
(Dollar amounts in thousands)





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

       Each Trust has issued a series of Collateralized Mortgage Obligations (the "Bonds"). Trust B, C, and D's remaining Bonds are collateralized by GNMA and FNMA certificates and Trust E's Bonds are collateralized by GNMA certificates. Trust A and F Bonds have been fully repaid.

       Trust             Date Issued            Bonds Issued
         B               September 30, 1986       $100,000
         C               December 30, 1986        $100,000
         D               February 27, 1987        $ 75,600
         E               December 22, 1987        $131,600

       Activity during the first quarter of 1998 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders.

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

       The cost and estimated market values of investments in debt securities are as follows:

                                        Gross      Gross  Estimated
                                    Unrealized Unrealized   Market
          Held to Maturity:   Cost      Gains     Losses    Value
                           --------  ---------  --------- ---------
           Mortgage-backed
             Securities
               Trust B       13,849       760         -     14,609
               Trust C       11,635       611         -     12,246
               Trust D       12,109       614         -     12,723
               Trust E       41,046     1,473         -     42,519

       Per the terms of the prospectus, the Trusts are legally precluded from selling the investments in debt securities, except in the case of a call of the Collateralized Mortgage Obligation bonds as discussed in
       Note 3.

Note 3.Collateralized Mortgage Obligation Bonds:

       Collateralized Mortgage Obligation Bonds at March 29, 1998
       and December 28, 1997 consist of the following:
                                            Mar. 29,       Dec. 28,
                                               1997           1997
                                             --------      --------
        Trust B:
        Class 4 - 9.00%, stated maturity
          October 1, 2016                   $  13,041      $13,438


        Trust C:
        Class 4 - 9.00%, stated maturity
          January 1, 2017                   $  11,626      $12,241


        Trust D:
        Class 3 - 8.60%, stated maturity
          March 1, 2017                     $  12,144      $12,494


        Trust E:
        Class 4 - 9.00%, stated maturity
          January 1, 2018                      36,686       38,140
        Unamortized discount                   (2,185)      (2,321)
                                             ---------    ---------
                                             $ 34,501      $35,819

/TABLE>

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

       Each Trust's Bonds are subject to a special redemption,  in whole  or  in part, if, as a result of substantial payments of  principal on the underlying mortgage loans  and/or  low reinvestment yields, the Trusts determine that  the  amount of  cash  anticipated to be on deposit  in  the  Collection
       Accounts on the next payment date might be insufficient  to make  required payments on the Bonds.  Any such  redemption would  not exceed the principal amount of Bonds that  would otherwise be required to be paid on the next payment  date.
       As  a result, a special redemption of Bonds will not result in  a  payment to bondholders more than two months  earlier than the payment date on which such payment would otherwise have been received.  The Bonds are not otherwise subject to call  at the option of the Trusts except that (a) Trust  B,
       C  and  E's Class 4 Bonds may be redeemed in whole, but not in  part, at the Trusts' option on any payment date  on  or after October 1, 2001, January 1, 2002 and January 1, 2003, respectively,  (or  on  any earlier  payment  date  if  the current  principal amount of Trust B, C  and  E's  Class  4
       Bonds   are   less  than  $6,100,  $10,500   and   $13,160,
       respectively)  and  (b) Trust D's  Class  3  Bonds  may  be redeemed  in whole, but not in part, at the Trust's  option on  any  payment date on or after March 1, 2002, or on  any earlier payment date if the aggregate outstanding principal amount  of  the Bonds of the class to be redeemed  is  less than 10 percent of its aggregate initial principal amount.

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



