Form 10-Q
period 1998-06-28
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E; MORTGAGE SECURITIES III TRUSTS F
filed 1998-08-12
CIK 785818, 799630, 808264, 814144, 826488, 830431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

          For the Twenty-Six Weeks Ended June 28, 1998 or

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

Mortgage Securities III Trusts A, B, C, D, E and F
Index to Form 10-Q Filing
For the Twenty-Six Weeks Ended June 28, 1998


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

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in Trust A, B, C, D, E and F's annual reports (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 28, 1997. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the periods ended June 28, 1998, should not be regarded as necessarily indicative of the results that may be expected for the year 1998.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of August 1998.

                               MORTGAGE SECURITIES III TRUSTS
                               A, B, C, D, E AND F

                               Trusts acting through Wilmington
                               Trust Company, not in its
                               capacity, but solely as Owner
                               Trustee

                               By:  __________________________

                                    Denise M. Geran
                                    Financial Services Officer

Mortgage Securities III Trust A
Statement of Operations
For the Periods Ended June 28, 1998 and June 29, 1997
(Unaudited)

(Dollar amounts in thousands)


                         Thirteen Weeks        Twenty-Six Weeks
                              Ended                  Ended
                       -------------------    -------------------
                       Jun. 28,   Jun. 29,    Jun. 28,   Jun. 29,
                           1998       1997        1998       1997
                       --------   --------    --------   --------
Interest income         $     -    $  190     $     -    $   423

Interest expense              -       184           -        401

                       --------   --------    --------   --------
Net income              $     -    $    6     $     -    $    22
                       ========   ========    ========   ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust B
Statement of Operations
For the Periods Ended June 28, 1998 and June 29, 1997
(Unaudited)

(Dollar amounts in thousands)


                         Thirteen Weeks        Twenty-Six Weeks
                              Ended                  Ended
                       -------------------    -------------------
                       Jun. 28,   Jun. 29,    Jun. 28,   Jun. 29,
                           1998       1997        1998       1997
                       --------   --------    --------   --------
Interest income         $   294    $  545     $  609     $   908

Interest expense            265       515        650         862

                       --------   --------    --------   --------
Net income (loss)       $    29    $   30     $ (41)     $    46
                       ========   ========    ========   ========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust C
Statement of Operations
For the Periods Ended June 28, 1998 and June 29, 1997
(Unaudited)

(Dollar amounts in thousands)


                         Thirteen Weeks        Twenty-Six Weeks
                              Ended                  Ended
                       -------------------    -------------------
                       Jun. 28,   Jun. 29,    Jun. 28,   Jun. 29,
                           1998       1997        1998       1997
                       --------   --------    --------   --------
Interest income         $   247    $  438     $  508     $  753

Interest expense            243       542        587        866

                       --------   --------    --------   --------
Net income (loss)       $     4    $(104)     $ (79)     $(113)
                       ========   ========    ========   ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust D
Statement of Operations
For the Periods Ended June 28, 1998 and June 29, 1997
(Unaudited)

(Dollar amounts in thousands)


                         Thirteen Weeks        Twenty-Six Weeks
                              Ended                  Ended
                       -------------------    -------------------
                       Jun. 28,   Jun. 29,    Jun. 28,   Jun. 29,
                           1998       1997        1998       1997
                       --------   --------    --------   --------
Interest income         $   253    $  251     $  521     $  569

Interest expense            250       300        603        621

                       --------   --------    --------   --------
Net income (loss)       $     3    $ (49)     $ (82)     $ (52)
                       ========   ========    ========   ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust E
Statement of Operations
For the Periods Ended June 28, 1998 and June 29, 1997
(Unaudited)

(Dollar amounts in thousands)

                         Thirteen Weeks        Twenty-Six Weeks
                              Ended                  Ended
                       -------------------    -------------------
                       Jun. 28,   Jun. 29,    Jun. 28,   Jun. 29,
                           1998       1997        1998       1997
                       --------   --------    --------   --------
Interest income         $  805     $1,248     $1,645     $ 2,226

Interest expense           940      1,364      1,901       2,693

Interest expense to
  an affiliate (Note 5)      -          -          -         695
                       --------   --------    --------   --------
Net loss                 $(135)     $(116)     $(256)    $(1,162)
                       ========   ========    ========   ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust F
Statement of Operations
For the Periods Ended June 28, 1998 and June 29, 1997
(Unaudited)

(Dollar amounts in thousands)


                         Thirteen Weeks        Twenty-Six Weeks
                              Ended                  Ended
                       -------------------    -------------------
                       Jun. 28,   Jun. 29,    Jun. 28,   Jun. 29,
                           1998       1997        1998       1997
                       --------   --------    --------   --------
Interest income         $     -    $  274     $     -    $  536

Interest expense              -       426           -       718

Interest expense to
  an affiliate (Note 5)                 -                   180
                       --------   --------    --------   --------
Net loss                $     -    $(152)     $     -    $(362)
                       ========   ========    ========   ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust A
Balance Sheets
June 28, 1998 and December 28, 1997

(Dollar amounts in thousands)

                                             Jun. 28,     Dec. 28,
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
                                              ========    ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust B
Balance Sheets
June 28, 1998 and December 28, 1997

(Dollar amounts in thousands)


                                             Jun. 28,     Dec. 28,
                                                 1998         1997
                                             --------     --------
                                           (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $    1     $     1
  Collection account (Notes 3 and 4)            1,384         699
                                              --------    --------
                                                1,385         700

Interest receivable                                93         105
Government National and Federal National
  Mortgage Association Certificates (Notes 2,  12,767      14,671
  4 and 5)
                                              --------    --------
TOTAL ASSETS - TRUST B                        $14,245     $15,476
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                               $  357     $   302
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 12,193      13,438

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                             1,694       1,735
                                              --------    --------
    Total Owner's Beneficial Interest           1,695       1,736
                                              --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST B                            $14,245     $15,476
                                              ========    ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust C
Balance Sheets
June 28, 1998 and December 28, 1997

(Dollar amounts in thousands)


                                             Jun. 28,     Dec. 28,
                                                 1998         1997
                                             --------     --------
                                           (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $    1     $     1
  Collection account (Notes 3 and 4)              901         889
                                              --------    --------
                                                  902         890

Interest receivable                                79          87
Government National and Federal National
  Mortgage Association Certificates (Notes 2,  10,986      12,238
  4 and 5)
                                              --------    --------
TOTAL ASSETS - TRUST C                        $11,967     $13,215
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                               $  326     $   274
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 11,020      12,241

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                               620         699
                                              --------    --------
    Total Owner's Beneficial Interest             621         700
                                              --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST C                            $11,967     $13,215
                                              ========    ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust D
Balance Sheets
June 28, 1998 and December 28, 1997

(Dollar amounts in thousands)


                                             Jun. 28,     Dec. 28,
                                                 1998         1997
                                             --------     --------
                                           (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $    1     $     1
  Collection account (Notes 3 and 4)              422         120
                                              --------    --------
                                                  423         121

Receivable from Beneficial Owner                   55          28
Interest receivable                                80          88
Government National and Federal National
  Mortgage Association Certificates (Notes 2,  11,298      12,697
  4 and 5)
                                              --------    --------
TOTAL ASSETS - TRUST D                        $11,856     $12,934
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                               $  164     $    90
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 11,424      12,494

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                               267         349
                                              --------    --------
    Total Owner's Beneficial Interest             268         350
                                              --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST D                            $11,856     $12,934
                                              ========    ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust E
Balance Sheets
June 28, 1998 and December 28, 1997

(Dollar amounts in thousands)


                                             Jun. 28,     Dec. 28,
                                                 1998         1997
                                             --------     --------
                                           (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $    1     $     1
  Collection account (Notes 3 and 4)            3,671       2,312
                                              --------    --------
                                                3,672       2,313

Interest receivable                               254         281
Government National Mortgage Association
  Certificates (Notes 2, 4 and 5)              38,199      42,071
                                              --------    --------
TOTAL ASSETS - TRUST E                        $42,125     $44,665
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                               $  802     $   858
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 33,591      35,819

Owner's Beneficial Interest:
  Owner's beneficial interest                  36,294      36,294
  Accumulated deficit                         (28,562)    (28,306)
                                              --------    --------
    Total Owner's Beneficial Interest           7,732       7,988
                                              --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST E                            $42,125     $44,665
                                              ========    ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust F
Balance Sheets
June 28, 1998 and December 28, 1997

(Dollar amounts in thousands)


                                             Jun. 28,     Dec. 28,
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
                                              ========    ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust A
Statement of Cash Flows
For the Periods Ended June 28, 1998 and June 29, 1997
(Unaudited)

(Dollar amounts in thousands)

                                      Twenty-Six Weeks Ended
                                       ---------------------
                                        Jun. 28,    Jun. 29,
                                          1998         1997
                                       ---------   ---------
Cash flows from operations:
  Net income                           $     -      $    22
  Non-cash charges to income:
    Amortizations                            -            4
    Write-offs                               -           81
Changes in:
  Interest receivable                        -           13
  Interest payable                           -          (99)
                                       ---------   ---------
Net cash flows from operations               -           21
                                       ---------   ---------
Cash flows from investing activities:
  Sale of/collections on mortgage
    backed certificates                      -        1,089

Cash flows from financing activities:
  Receivable from beneficial owner          (2)           -
  Payments on collateralized
    mortgage obligation bonds                -       (1,081)
                                       ---------   ---------
Net cash flows from financing               (2)          21
                                       ---------   ---------
Net increase (decrease) in cash and
  equivalents                               (2)          29

Cash and equivalents at beginning
   of year                                   2          770
                                       ---------   ---------
Cash and equivalents at end of period  $     -      $   799
                                       ---------   ---------
Supplemental disclosure:
   Cash paid during the period for
     interest                          $     -      $   438


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust B
Statement of Cash Flows
For the Periods Ended June 28, 1998 and June 29, 1997
(Unaudited)

(Dollar amounts in thousands)


                                      Twenty-Six Weeks Ended
                                       ---------------------
                                        Jun. 28,    Jun. 29,
                                          1998         1997
                                       ---------   ---------
Cash flows from operations:
  Net income (loss)                    $  (41)      $    46
  Non-cash charges to income:
    Amortizations                            -            3
    Write-offs                               -           99
    Accretion of interest                    -          334
Changes in:
  Interest receivable                       12           22
  Interest payable                          55        (137)
                                       ---------   ---------
Net cash flows from operations              26          367
                                       ---------   ---------
Cash flows from investing activities:
  Collections on mortgage backed         1,904        1,225
    certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds           (1,245)      (1,330)
                                       ---------   ---------
Net increase in cash and equivalents       685          262

Cash and equivalents at beginning
   of year                                 700          898
                                       ---------   ---------
Cash and equivalents at end of period  $ 1,385      $ 1,160
                                       ---------   ---------
Supplemental disclosure:
   Cash paid during the period for
     interest                          $   595      $   358


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust C
Statement of Cash Flows
For the Periods Ended June 28, 1998 and June 29, 1997
(Unaudited)

(Dollar amounts in thousands)



                                      Twenty-Six Weeks Ended
                                       ---------------------
                                        Jun. 28,    Jun. 29,
                                          1998         1997
                                       ---------   ---------
Cash flows from operations:
  Net loss                             $  (79)      $  (113)
  Non-cash charges to income:
    Amortizations                            -           14
    Write-offs                               -          202
Changes in:
  Interest receivable                        8           11
  Interest payable                          52         (135)
                                       ---------   ---------
Net cash flows from operations             (19)         (21)
                                       ---------   ---------
Cash flows from investing activities:
  Collections on mortgage backed         1,252        1,059
    certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds           (1,221)      (1,406)

Net increase (decrease) in cash and
   equivalents                              12         (368)

Cash and equivalents at beginning
   of year                                 890          901
                                       ---------   ---------
Cash and equivalents at end of period  $   902      $   533
                                       ---------   ---------
Supplemental disclosure:
   Cash paid during the period for
     interest                          $   535      $   613


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust D
Statement of Cash Flows
For the Periods Ended June 28, 1998 and June 29, 1997
(Unaudited)

(Dollar amounts in thousands)

                                      Twenty-Six Weeks Ended
                                       ---------------------
                                        Jun. 28,    Jun. 29,
                                          1998         1997
                                       ---------   ---------
Cash flows from operations:
  Net loss                             $   (82)     $   (52)
  Non-cash charges to income:
    Amortizations                            -            6
    Write-offs                               -          154
Changes in:
  Interest receivable                        8            9
  Receivable from beneficial owner         (27)         (25)
  Interest payable                          74         (114)
                                       ---------   ---------
Net cash flows from operations             (27)         (22)
                                       ---------   ---------
Cash flows from investing activities:
  Collections on mortgage backed         1,399        1,082
    certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds           (1,070)      (1,044)

Net increase in cash and equivalents       302           16

Cash and equivalents at beginning
   of year                                 121          240
                                       ---------   ---------
Cash and equivalents at end of period  $   423      $   256
                                       ---------   ---------
Supplemental disclosure:
   Cash paid during the period for
     interest                          $   529      $   313



The accompanying notes are an integral part of these statements

Mortgage Securities III Trust E
Statement of Cash Flows
For the Periods Ended June 28, 1998 and June 29, 1997
(Unaudited)

(Dollar amounts in thousands)



                                      Twenty-Six Weeks Ended
                                       ---------------------
                                        Jun. 28,    Jun. 29,
                                          1998         1997
                                       ---------   ---------
Cash flows from operations:
  Net loss                             $  (256)     $(1,162)
  Non-cash charges to income:
    Amortizations                          273          469
    Accretion of interest                    -          925
Changes in:
  Interest receivable                       27           33
  Interest payable                         (56)         (60)
  Interest payable to Weyerhaeuser
    Mortgage Company (Note 5)                -      (18,656)
                                       ---------   ---------
Net cash flows from operations             (12)     (18,451)
                                       ---------   ---------
Cash flows from investing activities:
  Collections on mortgage backed         3,872        2,841
    certificates

Cash flows from financing activities:
  Debt due beneficial owner                  -       36,293
  Payments on collateralized
    mortgage obligation bonds           (2,501)      (3,626)
  Payments of Weyerhaeuser Mortgage
    Company note                             -      (16,941)

Cash flows from financing activities    (2,501)      15,726
                                       ---------   ---------
Net increase in cash and equivalents     1,359          116

Cash and equivalents at beginning
   of year                               2,313        2,121
                                       ---------   ---------
Cash and equivalents at end of quarter $ 3,672      $ 2,237
                                       ---------   ---------
Supplemental disclosure:
   Cash paid during the period for
     interest                          $ 1,684      $   985


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust F
Statement of Cash Flows
For the Periods Ended June 28, 1998 and June 29, 1997
(Unaudited)

(Dollar amounts in thousands)


                                      Twenty-Six Weeks Ended
                                       ---------------------
                                        Jun. 28,    Jun. 29,
                                          1998         1997
                                       ---------   ---------
Cash flows from operations:
  Net loss                             $     -      $  (362)
  Non-cash charges to income:
    Amortizations                            -           71
    Write-offs                               -          260
    Accretion of interest                    -          415
Changes in:
  Interest receivable                        -           10
  Interest payable                           -          (90)
  Interest payable to Weyerhaeuser
    Mortgage Company (Note 5)                -       (8,570)
                                       ---------   ---------
Net cash flows from operations               -       (8,266)
                                       ---------   ---------
Cash flows from investing activities:
  Collections on mortgage backed             -          873
    certificates

Cash flows from financing activities:
  Debt due beneficial owner                 (2)       9,374
  Payments on collateralized
    mortgage obligation bonds                -       (1,134)
  Payments of Weyerhaeuser Mortgage
    Company note                             -         (624)

Cash flows from financing activities        (2)       7,616
                                       ---------   ---------
Net decrease in cash and equivalents        (2)         223

Cash and equivalents at beginning
   of year                                   2          649
                                       ---------   ---------
Cash and equivalents at end of quarter $     -      $   872
                                       ---------   ---------
Supplemental disclosure:
   Cash paid during the period for
     interest                          $     -      $   241



The accompanying notes are an integral part of these statements

Mortgage Securities III Trusts A, B, C, D, E and F
Notes to Financial Statements
For the Twenty-Six Weeks Ended June 28, 1998
(Dollar amounts in thousands)





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

       Each  Trust has issued a series of Collateralized Mortgage
       Obligations  (the "Bonds") as follows:

       Trust                Date Issued           Bonds Issued

         B               September 30, 1986       $100,000
         C               December 30, 1986        $100,000
         D               February 27, 1987        $ 75,600
         E               December 22, 1987        $131,600


       Trust B, C and D's remaining Bonds are collateralized by GNMA and FNMA certificates and Trust E's Bonds are collateralized by GNMA certificates. Trust A and F
       Bonds have been fully repaid.

       Trust                Date Issued           Bonds Issued

         B               September 30, 1986       $100,000
         C               December 30, 1986        $100,000
         D               February 27, 1987        $ 75,600
         E               December 22, 1987        $131,600

       Activity during the second quarter of 1998 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders.

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

       In 1997, the bonds in Trusts A and F were called and any remaining discounts were written off. The bond discounts on Trusts B, C, and D were written off as management intends to prepay the bonds at the earliest allowable prepayment date and the amounts are no longer material. The bond discount for Trust E is amortized on a straight line basis over the remaining life of the instruments. The June 1997 10-Q was issued with the Trust E bond discount written off; the discount was subsequently reinstated in the fourth quarter of the same year.

       Cash and equivalents include cash held in the collection accounts and invested in short term investments with original maturities of less than three months.

       The cost and estimated market values of investments in debt securities are as follows:

                                      Gross      Gross    Estimate
                                   Unrealized  Unrealized  Market
          Held to Maturity:  Cost     Gains      Losses     Value
                           -------   ---------  --------  --------
           Mortgage-backed
             Securities
               Trust B       12,767       696         -     13,463
               Trust C       10,986       565         -     11,551
               Trust D       11,298       573         -     11,871
               Trust E       38,199     1,415         -     39,614

       Per the terms of the prospectus, the Trusts are legally precluded from selling the investments in debt securities, except in the case of a call of the Collateralized Mortgage Obligation bonds as discussed in
       Note 3.

Note 3.Collateralized Mortgage Obligation Bonds:

       Collateralized Mortgage Obligation Bonds at June 28,  1998
       and December 28, 1997 consist of the following:

                                             Jun. 28,    Dec. 28,
                                               1998        1997
                                             ---------  ----------
        Trust B:
        Class 4 - 9.00%, stated maturity
          October 1, 2016                     $12,193     $13,438


        Trust C:
        Class 4 - 9.00%, stated maturity
          January 1, 2017                     $11,020     $12,241


        Trust D:
        Class 3 - 8.60%, stated maturity
          March 1, 2017                       $11,424     $12,494


        Trust E:
        Class 4 - 9.00%, stated maturity
          January 1, 2018                      35,639      38,140
        Unamortized discount                   (2,048)     (2,321)
                                             --------     -------
                                             $ 33,591     $ 35,819

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


Note 4.  Assets pledged:

        Trust B, C and D's Bonds are collateralized by the Trusts'
      GNMA  and FNMA certificates and the Collection Accounts (see
      Note  3).   Trust E's Bonds are collateralized by Trust  E's
      GNMA certificates and the Collection Account. Collections on the certificates are used to meet the quarterly Bond interest payments and to reduce the outstanding principal balance on the Bonds.

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


