Form 10-Q
period 1998-09-27
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E; MORTGAGE SECURITIES III TRUSTS F
filed 1998-11-10
CIK 785818, 799630, 808264, 814144, 826488, 830431

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

       For the Thirty-nine Weeks Ended September 27, 1998 or

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

Mortgage Securities III Trusts A, B, C, D, E and F
Index to Form 10-Q Filing
For the Thirty-nine Weeks Ended September 27, 1998

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

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in Trust A, B, C, D, E and F's annual reports (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 28, 1997. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the periods ended September 27, 1998, should not be regarded as necessarily indicative of the results that may be expected for the year 1998.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of November 1998.

                               MORTGAGE SECURITIES III TRUSTS
                               A, B, C, D, E AND F

                               Trusts acting through Wilmington
                               Trust Company, not in its
                               capacity, but solely as Owner
                               Trustee

                               By:  __________________________

                                    Denise M. Geran
                                    Financial Services Officer

Mortgage Securities III Trust A
Statement of Operations
For the Periods Ended September 27, 1998 and September 28, 1997
(Unaudited)

(Dollar amounts in thousands)


                         Thirteen Weeks        Thirty-nine Weeks
                              Ended                  Ended
                       -------------------    -------------------
                       Sep. 27,  Sep. 28,    Sep. 27,   Sep. 28,
                           1998      1997        1998       1997
                       --------   --------    --------   --------
Interest income         $     -    $  258     $     -    $   681

Interest expense              -       194           -        595
                       --------   --------    --------   --------
Net income              $     -    $   64     $     -    $    86
                       ========   ========    ========   ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust B
Statement of Operations
For the Periods Ended September 27, 1998 and September 28, 1997
(Unaudited)

(Dollar amounts in thousands)


                         Thirteen Weeks        Thirty-nine Weeks
                              Ended                  Ended
                       -------------------    -------------------
                       Sep. 27,   Sep. 28,    Sep. 27,   Sep. 28,
                           1998       1997        1998       1997
                       --------   --------    --------   --------
Interest income         $   272    $  338     $  881     $ 1,247

Interest expense            244       318        894       1,180
                       --------   --------    --------   --------
Net income (loss)       $    28    $   20     $ (13)     $    67
                       ========   ========    ========   ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust C
Statement of Operations
For the Periods Ended September 27, 1998 and September 28, 1997
(Unaudited)

(Dollar amounts in thousands)




                         Thirteen Weeks        Thirty-nine Weeks
                              Ended                  Ended
                       -------------------    -------------------
                       Sep. 27,   Sep. 28,    Sep. 27,   Sep. 28,
                           1998       1997        1998       1997
                       --------   --------    --------   --------
Interest income         $   241    $  285     $  749     $1,039

Interest expense            156       286        743      1,152
                       --------   --------    --------   --------
Net income (loss)       $    85    $   (1)    $    6     $ (113)
                       ========   ========    ========   ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust D
Statement of Operations
For the Periods Ended September 27, 1998 and September 28, 1997
(Unaudited)

(Dollar amounts in thousands)

                         Thirteen Weeks        Thirty-nine Weeks
                              Ended                  Ended
                       -------------------    -------------------
                       Sep. 27,   Sep. 28,    Sep. 27,   Sep. 28,
                           1998       1997        1998       1997
                       --------   --------    --------   --------
Interest income         $   241    $  295     $  762     $  865

Interest expense            237       292        840        914
                       --------   --------    --------   --------
Net income (loss)       $     4    $    3     $ (78)     $ (49)
                       ========   ========    ========   ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust E
Statement of Operations
For the Periods Ended September 27, 1998 and September 28, 1997
(Unaudited)

(Dollar amounts in thousands)


                         Thirteen Weeks        Thirty-nine Weeks
                              Ended                  Ended
                       -------------------    -------------------
                       Sep. 27,   Sep. 28,    Sep. 27,    Sep. 28,
                           1998       1997        1998        1997
                       --------   --------    --------   --------
Interest income         $  754     $  899     $ 2,399     $ 3,125

Interest expense           872      1,033       2,773       3,726

Interest expense to
 an affiliate (Note 5)       -          1           -         696

                       --------   --------    --------   --------
Net loss                $ (118)    $ (135)    $  (374)    $(1,297)
                       ========   ========    ========   ========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust F
Statement of Operations
For the Periods Ended September 27, 1998 and September 28, 1997
(Unaudited)

(Dollar amounts in thousands)


                         Thirteen Weeks        Thirty-nine Weeks
                              Ended                  Ended
                       -------------------    -------------------
                       Sep. 27,   Sep. 28,    Sep. 27,   Sep. 28,
                           1998       1997        1998       1997
                       --------   --------    --------   --------
Interest income         $     -    $  292     $     -     $  828

Interest expense              -       200           -        918

Interest expense to
  an affiliate (Note 5)                 -                    180
                       --------   --------    --------   --------
Net income (loss)       $     -    $   92     $     -     $ (270)
                       ========   ========    ========   ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust A
Balance Sheets
September 27, 1998 and December 28, 1997

(Dollar amounts in thousands)


                                              Sep. 27,     Dec. 28,
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
                                              ========    ========

The accompanying notes are an integral part of these statements




Mortgage Securities III Trust B
Balance Sheets
September 27, 1998 and December 28, 1997

(Dollar amounts in thousands)


                                             Sep. 27,    Dec. 28,
                                                 1998        1997
                                              --------    --------
                                             (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $    1     $     1
  Collection account (Notes 3 and 4)            1,148         699
                                              --------    --------
                                                1,149         700

Interest receivable                                86         105
Government National and Federal National
  Mortgage Association Certificates (Notes 2,  11,896      14,671
  4 and 5)
                                              --------    --------
TOTAL ASSETS - TRUST B                         $13,131    $15,476
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                               $  325     $   302
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 11,083      13,438

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                             1,722       1,735
                                              --------    --------
    Total Owner's Beneficial Interest           1,723       1,736
                                              --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST B                             $13,131    $15,476
                                              ========    ========


The accompanying notes are an integral part of these statements



Mortgage Securities III Trust C
Balance Sheets
September 27, 1998 and December 28, 1997

(Dollar amounts in thousands)


                                              Sep. 27,    Dec. 28,
                                                  1998        1997
                                              --------    --------
                                             (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $    1     $     1
  Collection account (Notes 3 and 4)           10,803         889
                                              --------    --------
                                               10,804         890

Interest receivable                                74          87
Government National and Federal National
  Mortgage Association Certificates (Notes 2,  10,350      12,238
  4 and 5)
                                              --------    --------
TOTAL ASSETS - TRUST C                         $21,228    $13,215
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                               $  233     $   274
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 10,367      12,241
Payable to beneficial owner (Note 5)            9,922           -

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                               705         699
                                              --------    --------
    Total Owner's Beneficial Interest             706         700
                                              --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST C                             $21,228    $13,215
                                              ========    ========

The accompanying notes are an integral part of these statements




Mortgage Securities III Trust D
Balance Sheets
September 27, 1998 and December 28, 1997

(Dollar amounts in thousands)


                                             Sep. 27,     Dec. 28,
                                                 1998         1997
                                              --------    --------
                                            (Unaudited)
Assets

Cash and equivalents:
  Trust account                               $     1     $     1
  Collection account (Notes 3 and 4)              647         120
                                              --------    --------
                                                  648         121

Receivable from beneficial owner                   78          28
Interest receivable                                76          88
Government National and Federal National
  Mortgage Association Certificates (Notes 2,  10,415      12,697
4 and 5)
                                              --------    --------
TOTAL ASSETS - TRUST D                        $11,217     $12,934
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                              $   155     $    90
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 10,790      12,494

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                               271         349
                                              --------    --------
    Total Owner's Beneficial Interest             272         350
                                              --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST D                            $11,217     $12,934
                                              ========    ========

The accompanying notes are an integral part of these statements



Mortgage Securities III Trust E
Balance Sheets
September 27, 1998 and December 28, 1997

(Dollar amounts in thousands)


                                              Sep. 27,    Dec. 28,
                                                  1998        1997
                                              --------    --------
                                             (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $    1     $     1
  Collection account (Notes 3 and 4)            2,935       2,312
                                              --------    --------
                                                2,936       2,313

Interest receivable                               240         281
Government National Mortgage Association
  Certificates (Notes 2, 4 and 5)              36,033      42,071
                                              --------    --------
TOTAL ASSETS - TRUST E                         $39,209    $44,665
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                               $  737     $   858
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 30,858      35,819

Owner's Beneficial Interest:
  Owner's beneficial interest                  36,294      36,294
  Accumulated deficit                         (28,680)    (28,306)
                                              --------    --------
    Total Owner's Beneficial Interest           7,614       7,988
                                              --------    --------

TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST E                             $39,209    $44,665
                                              ========    ========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust F
Balance Sheets
September 27, 1998 and December 28, 1997

(Dollar amounts in thousands)


                                             Sep. 27,    Dec. 28,
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
                                              ========    ========

The accompanying notes are an integral part of these statements





Mortgage Securities III Trust A
Statement of Cash Flows
For the Periods Ended September 27, 1998 and September 28, 1997
(Unaudited)

(Dollar amounts in thousands)

                                         Thirty-nine Weeks
                                               Ended
                                       ---------------------
                                        Sep. 27,    Sep. 28,
                                          1998         1997
                                       ----------  ---------
Cash flows from operations:
  Net income                           $     -      $    86
  Non-cash charges to income:
    Amortizations                            -            4
    Write-offs                               -           81
  Changes in:
    Interest receivable                      -           17
    Interest payable                         -         (112)
                                       ----------  ---------
Net cash flows from operations               -           76
                                       ----------  ---------
Cash flows from investing activities:
    Sale  of/collections  on  mortgage
    backed certificates                      -        1,468

Cash flows from financing activities:
  Receivable from beneficial owner          (2)       8,597
  Payments on collateralized
    mortgage obligation bonds                -       (1,672)
                                       ----------  ---------
Net cash flows from financing               (2)       6,925
                                       ----------  ---------

Net (decrease) increase in cash and
  equivalents                               (2)       8,469

Cash and equivalents at beginning
   of year                                   2          770
                                       ----------  ---------
Cash and equivalents at end of period  $     -      $ 9,239
                                       ==========  =========
Supplemental disclosure:
   Cash paid during the period for
     interest                          $     -      $   631


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust B
Statement of Cash Flows
For the Periods Ended September 27, 1998 and September 28, 1997
(Unaudited)

(Dollar amounts in thousands)

                                         Thirty-nine Weeks
                                               Ended
                                       ---------------------
                                        Sep. 27,    Sep. 28,
                                          1998         1997
                                       ----------  ---------
Cash flows from operations:
  Net (loss) income                    $   (13)     $    67
  Non-cash charges to income:
    Amortizations                            -            3
    Write-offs                               -           99
    Accretion of interest                    -          334
  Changes in:
    Interest receivable                     19           27
    Interest payable                        23         (156)
                                       ----------  ---------
Net cash flows from operations              29          374
                                       ----------  ---------
Cash flows from investing activities:
    Collections on mortgage backed       2,775        1,809
    certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds           (2,355)      (2,153)
                                       ----------  ---------
Net increase in cash and equivalents       449           30

Cash and equivalents at beginning
   of year                                 700          898
                                       ----------  ---------
Cash and equivalents at end of period  $ 1,149      $   928
                                       ==========  =========
Supplemental disclosure:
   Cash paid during the period for
     interest                          $   871      $   674



The accompanying notes are an integral part of these statements

Mortgage Securities III Trust C
Statement of Cash Flows
For the Periods Ended September 27, 1998 and September 28, 1997
(Unaudited)

(Dollar amounts in thousands)

                                         Thirty-nine Weeks
                                               Ended
                                       ---------------------
                                        Sep. 27,    Sep. 28,
                                          1998         1997
                                       ----------  ---------
Cash flows from operations:
  Net income(loss)                     $     6       $ (113)
  Non-cash charges to income:
    Amortizations                            -           14
    Write-offs                               -          202
  Changes in:
    Interest receivable                     13           16
    Interest payable                       (41)        (141)
                                       ----------  ---------
Net cash flows from operations             (22)         (22)
                                       ----------  ---------

Cash flows from investing activities:
    Collections on mortgage backed       1,888        1,489
    certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds           (1,874)      (1,649)
  Payable to beneficial owner            9,922            -
                                       ----------  ---------
Cash flows from financing                8,048       (1,649)
                                       ----------  ---------
Net increase (decrease) in cash and
   equivalents                           9,914         (182)

Cash and equivalents at beginning
   of year                                 890          901
                                       ----------  ---------
Cash and equivalents at end of period  $10,804      $   719
                                       ==========  =========
Supplemental disclosure:
   Cash paid during the period for
     interest                          $   784      $   744



The accompanying notes are an integral part of these statements

Mortgage Securities III Trust D
Statement of Cash Flows
For the Periods Ended September 27, 1998 and September 28, 1997
(Unaudited)

(Dollar amounts in thousands)



                                         Thirty-nine Weeks
                                               Ended
                                       ---------------------
                                        Sep. 27,    Sep. 28,
                                          1998         1997
                                       ----------  ---------
Cash flows from operations:
  Net loss                             $   (78)     $   (49)
  Non-cash charges to income:
    Amortizations                            -            6
    Write-offs                               -          154
  Changes in:
    Interest receivable                     12           11
    Receivable from beneficial owner       (50)          30
    Interest payable                        65         (118)
                                       ----------  ---------
Net cash flows from operations             (51)          34
                                       ----------  ---------
Cash flows from investing activities:
    Collections on mortgage backed       2,282        1,586
    certificates

Cash flows from financing activities:
  Dividends                                  -          (70)
  Payments on collateralized
    mortgage obligation bonds           (1,704)      (1,503)

Cash flows from financing               (1,704)      (1,573)
                                       ----------  ---------
Net increase in cash and equivalents       527           47

Cash and equivalents at beginning
   of year                                 121          240
                                       ----------  ---------
Cash and equivalents at end of period  $   648      $   287
                                       ==========  =========
Supplemental disclosure:
   Cash paid during the period for
     interest                          $   775      $   931



The accompanying notes are an integral part of these statements

Mortgage Securities III Trust E
Statement of Cash Flows
For the Periods Ended September 27, 1998 and September 28, 1997
(Unaudited)

(Dollar amounts in thousands)



                                         Thirty-nine Weeks
                                               Ended
                                       ---------------------
                                        Sep. 27,    Sep. 28,
                                          1998         1997
                                       ----------  ---------
Cash flows from operations:
  Net loss                             $  (374)     $(1,297)
  Non-cash charges to income:
    Amortizations                          408          608
    Accretion of interest                    -          925
  Changes in:
    Interest receivable                     41           48
    Interest payable                      (121)         (91)
    Interest payable to Weyerhaeuser
      Mortgage Company (Note 5)              -      (18,656)
                                       ----------  ---------
Net cash flows from operations             (46)     (18,463)
                                       ----------  ---------
Cash flows from investing activities:
    Collections on mortgage backed       6,038        4,469
    certificates

Cash flows from financing activities:
  Debt due beneficial owner                  -       36,293
  Payments on collateralized
    mortgage obligation bonds           (5,369)      (4,938)
  Payments of Weyerhaeuser Mortgage
Company                                      -      (16,941)
    note

Cash flows from financing activities   (5,369)       14,414
                                       ----------  ---------
Net increase in cash and equivalents       623          420

Cash and equivalents at beginning
   of year                               2,313        2,121
                                       ----------  ---------
Cash and equivalents at end of period  $ 2,936      $ 2,541
                                       ----------  ---------
Supplemental disclosure:
   Cash paid during the period for
     interest                          $ 2,486      $   985



The accompanying notes are an integral part of these statements





Mortgage Securities III Trust F
Statement of Cash Flows
For the Periods Ended September 27, 1998 and September 28, 1997
(Unaudited)

(Dollar amounts in thousands)

                                         Thirty-nine Weeks
                                               Ended
                                       ---------------------
                                        Sep. 27,    Sep. 28,
                                          1998         1997
                                       ----------  ---------
Cash flows from operations:
  Net loss                             $     -      $  (270)
  Non-cash charges to income:
    Amortizations                            -           71
    Write-offs                               -          260
    Accretion of interest                    -          415
  Changes in:
    Interest receivable                      -           12
    Interest payable                         -         (104)
    Interest payable to Weyerhaeuser
      Mortgage Company (Note 5)              -       (8,570)
                                       ----------  ---------
Net cash flows from operations               -       (8,186)
                                       ----------  ---------
Cash flows from investing activities:
    Collections on mortgage backed           -        1,151
    certificates

Cash flows from financing activities:
  Contributions                              -        9,374
  Receivable from beneficial owner         (2)        9,096
  Payments on collateralized
    mortgage obligation bonds                -       (1,790)
  Payments of Weyerhaeuser Mortgage
Company                                      -         (624)
    note

Cash flows from financing activities       (2)       16,056
                                       ----------  ---------
Net (decrease)increase in cash and         (2)        9,021
equivalents

Cash and equivalents at beginning
   of year                                  2           649
                                       ----------  ---------
Cash and equivalents at end of period  $    -       $ 9,670
                                       ==========  =========
Supplemental disclosure:
   Cash paid during the period for
     interest                          $    -       $   441


The accompanying notes are an integral part of these statements

Mortgage Securities III Trusts A, B, C, D, E and F
Notes to Financial Statements
For the Thirty-nine Weeks Ended September 27, 1998
(Dollar amounts in thousands)



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

       Activity during the third quarter of 1998 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders.

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

       In 1997, the bonds in Trusts A and F were called and any remaining discounts were written off. The bond discounts on Trusts B, C, and D were written off as management intends to prepay the bonds at the earliest allowable prepayment date and the amounts are no longer material. The bond discount for Trust E is amortized on a straight line basis over the remaining life of the instruments. The September 1997 10-Q was issued with the Trust E bond discount written off; the discount was subsequently reinstated in the fourth quarter of the same year.

       Cash and equivalents include cash held in the collection accounts and invested in short term investments with original maturities of less than three months.

       The cost and estimated market values of investments in debt securities at September 27, 1998, were as follows:

                                        Gross     Gross    Estimate
                                    Unrealized  Unrealized  Market
          Held to Maturity:   Cost     Gains      Losses    Value
                             ------ ----------- ---------- --------
           Mortgage-backed
             Securities
               Trust B       11,896       625         -     12,521
               Trust C       10,350       525         -     10,875
               Trust D       10,415       528         -     10,943
               Trust E       36,033     1,484         -     37,517

       Per the terms of the prospectus, the Trusts are legally precluded from selling the investments in debt securities, except in the case of a call of the Collateralized Mortgage Obligation bonds as discussed in
       Note 3.

Note 3.Collateralized Mortgage Obligation Bonds:

       Collateralized Mortgage Obligation Bonds at September  27,
       1998 and December 28, 1997 consist of the following:

                                                Sep. 27,  Dec. 28,
                                                  1998       1997
                                               ---------  ---------
        Trust B:
        Class 4 - 9.00%, stated maturity
          October 1, 2016                      $11,083     $13,438

        Trust C:
        Class 4 - 9.00%, stated maturity
          January 1, 2017                      $10,367     $12,241

        Trust D:
        Class 3 - 8.60%, stated maturity
          March 1, 2017                        $10,790     $12,494

        Trust E:
        Class 4 - 9.00%, stated maturity
          January 1, 2018                       32,770      38,140
        Unamortized discount                    (1,912)     (2,321)
                                                -------     -------
                                               $30,858     $35,819

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


      The Beneficial Owner advanced funds to call Trust C's bonds during the third quarter. The funds were repaid from the proceeds of the collateral sale during the fourth quarter.
      No interest was charged as the advance was treated as a current payable

Note 6.  Results of operations:

      All results of operations will be transferred to the Beneficial Owner of the Trusts. Mortgage Securities III
      Corporation will be responsible for all tax liabilities incurred relating to the Trusts' operations.

