Form 10-K
period 1998-12-27
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E; MORTGAGE SECURITIES III TRUSTS F
filed 1999-03-25
CIK 785818, 799630, 808264, 814144, 826488, 830431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

             [x] Annual Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


            For the Fiscal Year Ended December 27, 1998




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

                                                             Page No.
                                                             --------
PART I

  Item 1. Business..................................................1
  Item 2. Properties................................................1
  Item 3. Legal Proceedings.........................................1
  Item 4. Submission of Matters to a Vote of Security Holders.......1

PART II

  Item 5. Market for the Registrant's Beneficial Interest
          and Related Security Holder Matters.......................2
  Item 6. Selected Financial Data...................................2
  Item 7. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............2
  Item 8. Financial Statements and Supplementary Data...............3
  Item 9. Disagreements on Accounting and Financial Disclosures.....4

PART III

  Item 10. Directors and Executive Officers of the Registrant.......4
  Item 11. Executive Compensation...................................4
  Item 12. Security Ownership of Certain Beneficial
             Owners and Management..................................4
  Item 13. Certain Relationships and Related Transactions...........4

PART IV

  Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K......................................5

SIGNATURE...........................................................7

Report of Independent Public Accountants............................8

Statements of Operations for the Three Years Ended December 27, 1998

          Trust A................................................. 10
          Trust B................................................. 11
          Trust C................................................. 12
          Trust D................................................. 13
          Trust E................................................. 14
          Trust F................................................. 15

Balance Sheets as of December 27, 1998 and December 28, 1997

          Trust A................................................. 16
          Trust B................................................. 17
          Trust C................................................. 18
          Trust D................................................. 19
          Trust E................................................. 20
          Trust F................................................. 21

Mortgage Securities III Trusts A, B, C, D, E and F
Table of Contents

                                                               Page No.
                                                               -------
Statements of Changes in Owner's Beneficial Interest for the
Three Years Ended December 27, 1998

          Trust A................................................. 22
          Trust B................................................. 23
          Trust C................................................. 24
          Trust D................................................. 25
          Trust E................................................. 26
          Trust F................................................. 27


Statements  of  Cash Flows for the Three Years Ended  December  27,
1998

          Trust A................................................. 28
          Trust B................................................. 29
          Trust C................................................. 30
          Trust D................................................. 31
          Trust E................................................. 32
          Trust F................................................. 33


Notes to Financial Statements for the Three Years Ended
  December 27, 1998............................................... 34


Schedule XIII-Other Security Investments

          Trust B................................................. 40
          Trust D................................................. 41
          Trust E................................................. 42

INDEX  TO EXHIBITS................................................ 43

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

        Each Trust issued a series of Collateralized Mortgage Obligations (the "Bonds"). Trust A, B, C, D and F's Bonds are collateralized by GNMA and FNMA certificates and Trust E's Bonds are collateralized by GNMA certificates.

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

PART II

Item  5.Market  for  the  Registrant's  Beneficial  Interest  and
        Related Security Holder Matters

        As of March 22, 1999, the Trusts' beneficial interest is owned by Mortgage Securities III Corporation and is not traded on any stock exchange or on the over-the-counter market.

Item 6. Selected Financial Data

        Omitted pursuant to General Instruction J(2)(a) of Form 10-K.

Item 7. Management's  Discussion  and  Analysis  of   Financial
        Condition and Results of Operations

        Business activity during 1998, 1997 and 1996 consisted of the collection of principal and interest by the trustee on the GNMA and FNMA certificates and the disbursement of the required payment of interest and principal to the bondholders.

        The following table outlines principal payments made by the Trusts during 1998 to the bondholders (in thousands).

                           Class 3      Class 4       Total
                           -------      -------       -----
                  Trust A  $     -       $     -     $     -
                  Trust B        -         3,254       3,254
                  Trust C        -        12,241      12,241
                  Trust D    2,677           N/A       2,677
                  Trust E        -         7,566       7,566
                  Trust F        -             -           -

        This rate of payment is sufficient to retire the Bonds prior to their stated maturity.

        The Year 2000 challenge arises from the nearly universal practice in the computer industry of using two digits rather than four digits to designate the calendar year (e.g. DD/MM/YY). This can lead to incorrect results when computer software performs arithmetic operations, comparisons or data field sorting involving years later than 1999. The business activities of the Trusts, which consists of the collection of principal and interest on the GNMA and FNMA certificates securing the bonds issued by the Trusts and disbursing the required payment of principal and interest to the bondholders, is conducted by third party suppliers to the Trusts. Certain accounting, administrative and clerical services are provided to the Trusts by an affiliate. Consequently, the Trusts have not incurred any expenses for remediation of their internal systems and do not expect to incur any such expenses in the future.

        Depending on whether suppliers on which the Trusts rely are able to successfully address the Year 2000 issue, the Trusts ability to comply with their payment obligations under the outstanding bonds could be materially adversely affected. As a result, the Trusts have requested information regarding Year 2000 readiness from such suppliers. Each such supplier has given the Trusts written assurances that the supplier expects to have completed its Year 2000 remediation before the date when Year 2000 sensitivities could materially affect its ability to perform its obligations to the Trusts. In addition, each supplier has indicated that it has developed or is developing contingency plans in the event the supplier's significant systems are disrupted by the Year 2000 problem. The Trusts currently expect that in the event of systems failures of suppliers they would be able to continue to do business, although such operations may be at a higher cost.

Item 8. Financial Statements and Supplementary Data

        The financial statements of the Trusts, together with the related Notes to Financial Statements and Report of Independent Public Accountants, for the three years ended December 27, 1998, are included herein.

Item 9. Disagreements on Accounting and Financial Disclosures

        There was no change in accountants, nor any material disagreement with accountants on any matter of accounting principles, practices or financial statement disclosures, during the year ended December 27, 1998.

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

PART IV

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (1)  The following documents are filed as part of this report:

            (a) Report of Independent Public Accountants.

            (b) Financial Statements:

                Statements of Operations

                   Trust A for the Three Years Ended December 27, 1998 Trust B for the Three Years Ended December 27, 1998 Trust C for the Three Years Ended December 27, 1998 Trust D for the Three Years Ended December 27, 1998 Trust E for the Three Years Ended December 27, 1998 Trust F for the Three Years Ended December 27, 1998

                Balance Sheets

                   Trust A as of December 27, 1998 and December 28, 1997 Trust B as of December 27, 1998 and December 28, 1997 Trust C as of December 27, 1998 and December 28, 1997 Trust D as of December 27, 1998 and December 28, 1997 Trust E as of December 27, 1998 and December 28, 1997 Trust F as of December 27, 1998 and December 28, 1997

               Statements of Changes in Owner's Beneficial Interest

                   Trust A for the Three Years Ended December 27, 1998 Trust B for the Three Years Ended December 27, 1998 Trust C for the Three Years Ended December 27, 1998 Trust D for the Three Years Ended December 27, 1998 Trust E for the Three Years Ended December 27, 1998 Trust F for the Three Years Ended December 27, 1998

                Statements of Cash Flows

                   Trust A for the Three Years Ended December 27, 1998 Trust B for the Three Years Ended December 27, 1998 Trust C for the Three Years Ended December 27, 1998 Trust D for the Three Years Ended December 27, 1998 Trust E for the Three Years Ended December 27, 1998 Trust F for the Three Years Ended December 27, 1998

                Notes to Financial Statements for the Three Years
                Ended December 27,1998.

        (c) Financial Statement Schedules:

            Schedule XIII - Other Security Investments Trust B
            Schedule XIII - Other Security Investments Trust D
            Schedule XIII - Other Security Investments Trust E


        (d) Exhibits:

            Certificate of Incorporation of Mortgage Securities III Corporation (incorporated by reference to Exhibit 3(a) to Registration Statement on Form S-11 dated December 18, 1985).

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


(3) Financial Statement Schedules required by Regulation S-X are included in Item (1)(c) above.

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of March 1999.


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


                                 By:    /s/

                                        Denise M. Geran
                                        Financial Services Officer

Report of Independent Public Accountants



To the Beneficial Owner of Mortgage
Securities III Trusts A, B, C, D, E and F


We have audited the accompanying balance sheets of Mortgage Securities III Trusts A, B, C, D, E and F (trusts established under the laws of the State of Delaware) as of December 27, 1998 and December 28, 1997, and the related statements of operations, changes in owner's beneficial interest and cash flows for each of the three years in the period ended December 27, 1998. These financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortgage Securities III Trusts A, B, C, D, E and F, as of December 27, 1998 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1998 in conformity with generally accepted accounting principles.

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




                                   ARTHUR ANDERSEN LLP

Seattle, WA
February 10, 1999

Mortgage Securities III Trust A
Statements of Operations
For the Three Years Ended December 27, 1998

(Dollar amounts in thousands)


                                     1998       1997        1996
                                  ---------  ---------   ---------
Interest income                   $     -    $   676     $ 1,035

Interest expense                        -        594         970

Other income                            -        425           -
                                  ---------  ---------   ---------
Net income                        $     -    $   507     $    65
                                  =========  =========   =========

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust B
Statements of Operations
For the Three Years Ended December 27, 1998

(Dollar amounts in thousands)



                                     1998       1997        1996
                                  --------   ---------   ---------
Interest income                   $ 1,136    $ 1,573     $ 1,634

Interest expense                    1,118      1,481       1,573
                                  ---------  ---------   ---------
Net income                        $    18    $    92     $    61
                                  =========  =========   =========

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust C
Statements of Operations
For the Three Years Ended December 27, 1998

(Dollar amounts in thousands)



                                     1998       1997        1996
                                   --------  ---------   ---------
Interest income                   $   742     $1,312     $ 1,441

Interest expense                      742      1,426       1,490

Gain on sale                          272          -           -
                                  ---------  ---------   ---------
Net income (loss)                     272     $(114)     $  (49)
                                  =========  =========   =========

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust D
Statements of Operations
For the Three Years Ended December 27, 1998

(Dollar amounts in thousands)



                                     1998       1997        1996
                                   --------  ---------   ---------
Interest income                   $   983     $1,145     $1,363

Interest expense                    1,058      1,198      1,357
                                  ---------  ---------   ---------
Net (loss) income                 $  (75)     $ (53)     $    6
                                  =========  =========   =========

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust E
Statements of Operations
For the Three Years Ended December 27, 1998

(Dollar amounts in thousands)



                                     1998       1997        1996
                                   --------  ---------   ---------
Interest income                   $ 3,106     $3,994     $4,305

Interest expense                    3,597      4,716      5,195

Interest   expense  to  affiliate       -        696      2,892
(Note 5)
                                  ---------  ---------   ---------
Net loss                          $ (491)    $(1,418)   $(3,782)
                                  =========  =========   =========

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust F
Statements of Operations
For the Three Years Ended December 27, 1998

(Dollar amounts in thousands)

                                     1998       1997        1996
                                   --------  ---------   ---------
Interest income                   $     -     $  822     $1,211

Interest expense                        -        917      1,246

Interest expense to affiliate           -        180      1,068
(Note 5)

Other income                            -        450          -
                                  ---------  ---------   ---------
Net income (loss)                 $     -     $  175    $(1,103)
                                  =========  =========   =========

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust A
Balance Sheets
December 27, 1998 and December 28, 1997

(Dollar amounts in thousands)


                                              1998       1997
                                             -------    --------
Assets
Cash and equivalents:
  Collection account                          $    -      $    2

Receivable from Beneficial Owner                   -       1,263
                                             --------    --------
TOTAL ASSETS - TRUST A                        $    -      $1,265
                                             ========    ========

Owner's Beneficial Interest

  Owner's beneficial interest                 $    -      $    1
  Retained earnings                                -       1,264
                                             --------    --------
TOTAL OWNER'S BENEFICIAL INTEREST - TRUST A   $    -      $1,265
                                             ========    ========

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust B
Balance Sheets
December 27, 1998 and December 28, 1997

(Dollar amounts in thousands)

                                                1998       1997
                                             --------    --------
Assets
Cash and equivalents:
  Trust account                               $    1      $    1
  Collection account (Notes 3 and 4)             858         699
                                             --------    --------
                                                 859         700


Interest receivable                               82         105
Government National and Federal National
  Mortgage Association Certificates           11,298      14,671
                                             --------    --------
TOTAL ASSETS - TRUST B                        12,239      15,476
                                             ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                              $  301      $  302

Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                10,184      13,438

Owner's Beneficial Interest:
  Owner's beneficial interest                      1           1
  Retained earnings                            1,753       1,735
                                             --------    --------
    Total Owner's Beneficial Interest          1,754       1,736
                                             --------    --------
TOTAL  LIABILITIES  AND OWNER'S  BENEFICIAL
INTEREST - TRUST B                            $12,239     $15,476
                                             ========    ========

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust C
Balance Sheets
December 27, 1998 and December 28, 1997

(Dollar amounts in thousands)

                                                1998     1997
                                             --------    --------
Assets
Cash and equivalents:
  Trust account                               $    -      $    1
  Collection account (Notes 3 and 4)               -         889
                                             --------    --------
                                                   -         890

Receivable from beneficial owner                 972           -
Interest receivable                                -          87
Government National and Federal National
  Mortgage Association Certificates                -      12,238
                                             --------    --------
TOTAL ASSETS - TRUST C                        $  972      $13,215
                                             ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                              $    -      $  274
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, and 5)                       -      12,241

Owner's Beneficial Interest:
  Owner's beneficial interest                      1           1
  Retained earnings                              971         699
                                             --------    --------
    Total Owner's Beneficial Interest            972         700
                                             --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST C                            $  972      $13,215
                                             ========    ========

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust D
Balance Sheets
December 27, 1998 and December 28, 1997

(Dollar amounts in thousands)

                                                1998     1997
                                             --------    --------
Assets
Cash and equivalents:
  Trust account                               $    1      $    1
  Collection account (Notes 3 and 4)             212         120
                                             --------    --------
                                                 213         121


Receivable from beneficial owner                  95          28
Interest receivable                               70          88
Government National and Federal National
  Mortgage Association Certificates            9,855      12,697
                                             --------    --------
TOTAL ASSETS - TRUST D                       $10,233     $12,934
                                             ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                              $  141      $   90
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 9,817      12,494

Owner's Beneficial Interest:
  Owner's beneficial interest                      1           1
  Retained earnings                              274         349
                                             --------    --------
    Total Owner's Beneficial Interest            275         350
                                             --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST D                           $10,233     $12,934
                                             ========    ========

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust E
Balance Sheets
December 27, 1998 and December 28, 1997

(Dollar amounts in thousands)

                                                 1998       1997
                                             --------    --------
Assets
Cash and equivalents:
  Trust account                               $     1     $    1
  Collection account (Notes 3 and 4)            3,328      2,312
                                             --------    --------
                                                3,329      2,313


Interest receivable                               222        281
Government National Mortgage Association
  Certificates                                 33,430     42,071
                                             --------    --------
TOTAL ASSETS - TRUST E                        $36,981     $44,665
                                             ========    ========


Liabilities and Owner's Beneficial Interest

Interest payable                              $   687     $  858
Collateralized Mortgage Obligation bonds,
  net (Notes 1, 2, 3, 4 and 5)                 28,797     35,819

Owner's Beneficial Interest:
  Owner's beneficial interest                  36,294     36,294
  Accumulated deficit                         (28,797)   (28,306)
                                             --------    --------
    Total Owner's Beneficial Interest           7,497      7,988
                                             --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST E                            $36,981    $44,665
                                             =========   ========

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust F
Balance Sheets
December 27, 1998 and December 28, 1997

(Dollar amounts in thousands)

                                                 1998       1997
                                             --------    --------
Assets
Cash and equivalents:
  Collection account                          $     -     $     2

Receivable from beneficial owner                    -       2,832
                                             --------    --------
TOTAL ASSETS - TRUST F                        $     -     $ 2,834
                                             ========    ========

Owner's Beneficial Interest

  Owner's beneficial interest                 $     -     $ 9,375
  Accumulated deficit                               -     (6,541)
                                             --------    --------
TOTAL OWNER'S BENEFICIAL INTEREST - TRUST F   $     -     $ 2,834
                                             --------    --------

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust A
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 27, 1998

(Dollar amounts in thousands)

                                  Owner's
                                Beneficial    Retained
                                 Interest     Earnings      Total
                                -----------  ----------  ---------
Balance at December 31, 1995     $     1      $ 2,438      $2,439
Dividends paid                         -      (1,746)      (1,746)
Net income                             -           65          65
                                -----------  ----------  ---------
Balance at December 29, 1996           1          757         758
Net income                             -          507         507
                                -----------  ----------  ---------
Balance at December 28, 1997           1        1,264       1,265
Dividends paid                         -      (1,264)      (1,264)
Return of owner's beneficial         (1)            -         (1)
interest
                                -----------  ----------  ---------
Balance at December 27, 1998     $     -      $     -      $    -

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust B
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 27, 1998

(Dollar amounts in thousands)

                                  Owner's
                                Beneficial   Retained
                                 Interest     Earnings      Total
                                -----------  ----------  ---------
Balance at December 31, 1995     $      1     $ 1,952      $1,953
Dividends paid                          -       (370)       (370)
Net income                              -          61          61
                                -----------  ----------  ---------
Balance at December 29, 1996            1       1,643       1,644
Net income                              -          92          92
                                -----------  ----------  ---------
Balance at December 28, 1997            1       1,735       1,736
Net income                              -          18          18
                                -----------  ----------  ---------
Balance at December 27, 1998     $      1     $ 1,753      $1,754

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust C
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 27, 1998

(Dollar amounts in thousands)

                                  Owner's
                                Beneficial    Retained
                                 Interest      Earnings      Total
                                -----------  ----------  ---------
Balance at December 31, 1995     $      1     $ 1,098      $1,099
Dividends paid                          -       (236)       (236)
Net loss                                -        (49)      (49)65
                                -----------  ----------  ---------
Balance at December 29, 1996            1         813         814
Net loss                                -       (114)       (114)
                                -----------  ----------  ---------
Balance at December 28, 1997            1         699         700
Net income                              -         272         272
                                -----------  ----------  ---------
Balance at December 27, 1998     $      1     $   971      $  972

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust D
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 27, 1998

(Dollar amounts in thousands)

                                  Owner's
                                Beneficial    Retained
                                 Interest     Earnings      Total
                                -----------  ----------  ---------
Balance at December 31, 1995     $      1     $ 2,131      $2,132
Dividends paid                          -     (1,665)      (1,665)
Net income                              -           6           6
                                -----------  ----------  ---------
Balance at December 29, 1996            1         472         473
Dividends paid                          -        (70)        (70)
Net loss                                -        (53)        (53)
                                -----------  ----------  ---------
Balance at December 28, 1997            1         349         350
Net loss                                -        (75)        (75)
                                -----------  ----------  ---------
Balance at December 27, 1998     $      1     $   274      $  275

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust E
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 27, 1998

(Dollar amounts in thousands)

                                  Owner's
                                Beneficial    Accumulated
                                 Interest       Deficit    Total
                                -----------  ----------  ---------
Balance at December 31, 1995     $      1   $(21,444)   $(21,443)
Dividends paid                          -     (1,662)     (1,662)
Net loss                                -     (3,782)     (3,782)
                                -----------  ----------  ---------
Balance at December 29, 1996            1    (26,888)    (26,887)
Contribution                       36,293          -      36,293
Net loss                                -     (1,418)     (1,418)
                                -----------  ----------  ---------
Balance at December 28, 1997       36,294    (28,306)      7,988
Net loss                                -       (491)       (491)
                                -----------  ----------  ---------
Balance at December 27, 1998     $ 36,294   $(28,797)    $ 7,497

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust F
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 27, 1998

(Dollar amounts in thousands)

                                 Owner's
                                Beneficial   Accumulated
                                 Interest      Deficit     Total
                                -----------  ----------  ---------
Balance at December 31, 1995     $      1    $(11,450)   $(11,449)
Contribution                            -       5,837       5,837
Net loss                                -      (1,103)     (1,103)
                                -----------  ----------  ---------
Balance at December 29, 1996            1      (6,716)     (6,715)
Contribution                        9,374           -       9,374
Net income                              -         175         175
                                -----------  ----------  ---------
Balance at December 28, 1997        9,375      (6,541)      2,834
Return  of  owner's  beneficial    (9,375)      6,541      (2,834)
interest
                                -----------  ----------  ---------
Balance at December 27, 1998     $      -    $      -      $    -

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust A
Statements of Cash Flows
For the Three Years Ended December 27, 1998

(Dollar amounts in thousands)

                                        1998        1997        1996
                                   -----------  ----------  ---------
Cash flows from operations:
  Net income                         $     -    $   507      $   65
  Non-cash charges to income:
    Amortization                           -          3          13
    Write-offs                             -         81           -
Changes in:
  Interest receivable                      -         85          13
  Receivable from beneficial owner     1,263     (1,263)      1,746
  Interest payable                         -       (305)        (50)
                                   -----------  ----------  ---------
Cash flows from operations             1,263       (892)      1,787
                                   -----------  ----------  ---------
Cash flows from investing
activities:
   Sale  of/collections on  mortgage
   backed certificates                     -     10,192       1,539
                                   -----------  ----------  ---------

Cash flows from financing
activities:
  Return of owner's beneficial            (1)         -           -
    interest
  Dividends paid                      (1,264)         -      (1,746)
  Payments on collateralized
    mortgage obligation bonds.             -    (10,068)     (1,655)
                                   -----------  ----------  ---------
Cash flows from financing activities  (1,265)   (10,068)     (3,401)
                                   -----------  ----------  ---------
Net decrease in cash and equivalents      (2)      (768)        (75)
Cash and equivalents at beginning
   of year                                 2        770         845
                                   -----------  ----------  ---------
Cash and equivalents at end of year        -     $    2     $   770
                                   ===========  ==========  =========
Supplemental disclosure:
   Cash paid during the year for
     interest                        $     -     $  850     $ 1,012


    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust B
Statements of Cash Flows
For the Three Years Ended December 27, 1998

(Dollar amounts in thousands)

                                        1998        1997        1996
                                   -----------  ----------  ---------
Cash flows from operations:
  Net income                         $    18     $    92     $    61
  Non-cash charges to income:
    Amortization                           -           3          30
    Write-offs                             -          99           -
    Accretion of interest                  -         334       1,265
  Changes in:
    Interest receivable                   23          31          25
    Receivable from beneficial owner       -           -         370
    Interest payable                      (1)       (170)        (98)
                                   -----------  ----------  ---------
Cash flows from operations                40         389       1,653
                                   -----------  ----------  ---------
Cash flows from investing
activities:
  Collections on mortgage backed
    certificates                       3,373       2,178       3,135
                                   -----------  ----------  ---------
Cash flows from financing
activities:
  Dividends paid                           -           -       (370)
  Payments on collateralized
    mortgage obligation bonds         (3,254)     (2,765)    (4,524)
                                   -----------  ----------  ---------
Cash flows from financing activities  (3,254)     (2,765)    (4,894)
                                   -----------  ----------  ---------
Net increase (decrease) in cash and
  equivalents                            159        (198)      (106)
Cash and equivalents at beginning
  of year                                700         898      1,004
                                   -----------  ----------  ---------
Cash and equivalents at end of year      859     $   700    $   898
                                   ===========  ==========  =========
Supplemental disclosure:
  Cash paid during the year for
   interest                          $ 1,119     $ 1,353     $   340


    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust C
Statements of Cash Flows
For the Three Years Ended December 27, 1998

(Dollar amounts in thousands)

                                        1998        1997        1996
                                   -----------  ----------  ---------
Cash flows from operations:
  Net income (loss)                  $   272     $  (114)      $ (49)
  Non cash charges:
    Amortization                           -          13          55
    Write-offs                             -         202           -
    Gain on sale                        (272)          -           -
  Changes in:
    Interest receivable                   87          21          30
    Receivable from beneficial owner    (972)          -         236
    Interest payable                    (274)       (152)       (109)
                                   -----------  ----------  ---------
Cash flows from operations            (1,159)        (30)        163
                                   -----------  ----------  ---------
Cash flows from investing activities
  Collections on mortgage backed
  certificates                        12,510       2,098       3,579

Cash flows from financing
activities:
  Dividends paid                           -           -        (236)
  Payments on collateralized
    mortgage obligation bonds        (12,241)     (2,079)     (3,673)
                                   -----------  ----------  ---------
Cash flows from financing activities (12,241)     (2,079)     (3,909)
                                   -----------  ----------  ---------
Net decrease in cash and equivalents    (890)        (11)       (167)
Cash and equivalents at beginning
  of year                                890         901       1,068

                                   -----------  ----------  ---------
Cash and equivalents at end of year        -     $   890      $  901
                                   -----------  ----------  ---------
Supplemental disclosure:
  Cash paid during the year for
   interest                          $ 1,016     $ 1,207      $1,504

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust D
Statements of Cash Flows
For the Three Years Ended December 27, 1998

(Dollar amounts in thousands)

                                        1998        1997        1996
                                   -----------  ----------  ---------
Cash flows from operations:
  Net (loss) income                  $   (75)     $  (53)     $    6
  Non-cash charges:
    Amortization                           -           7          19
    Write-offs                             -         154           -
  Changes in:
    Interest receivable                   18          19          17
    Receivable from beneficial owner     (67)         17       1,608
    Interest payable                      51        (123)        (28)
                                   -----------  ----------  ---------
Cash flows from operations               (73)         21       1,622
                                   -----------  ----------  ---------
Cash flows from investing
activities:
  Collections on mortgage backed
    certificates                       2,842       2,338       1,994

Cash flows from financing
activities:
  Dividends paid                           -        (70)     (1,665)
  Payments on collateralized
    mortgage obligation bonds         (2,677)    (2,408)     (1,935)
                                   -----------  ----------  ---------
Cash flows from financing activities  (2,677)    (2,478)     (3,600)
                                   -----------  ----------  ---------
Net increase (decrease) in cash
  and equivalents                         92       (119)         16
Cash and equivalents at beginning
  of year                                121        240         224

                                   -----------  ----------  ---------
Cash and equivalents at end of year  $   213     $  121     $   240
                                   -----------  ----------  ---------
Supplemental disclosure:
  Cash paid during the year for
   interest                          $ 1,007     $1,220     $ 1,372


    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust E
Statements of Cash Flows
For the Three Years Ended December 27, 1998

(Dollar amounts in thousands)

                                         1998        1997        1996
                                   -----------  ----------  ---------
Cash flows from operations:
  Net loss                             $ (491)    $(1,418)    $(3,782)
  Non-cash charges:
    Amortization                          544         758         858
    Write-offs                              -        (17)           -
    Accretion of interest                   -         925       3,501
  Changes in:
    Interest receivable                    59          55          53
    Receivable from beneficial owner        -           -       1,662
    Interest payable                     (171)       (128)       (157)
    Interest payable to
      Weyerhaeuser Mortgage Company         -     (18,656)      2,892
      (Note 5)
                                   -----------  ----------  ---------
Cash flows from operations                (59)    (18,481)      5,027
                                   -----------  ----------  ---------
Cash flows from investing
activities:
  Collections on mortgage backed
    certificates                        8,641       5,904       6,544

Cash flows from financing
activities:
    Contribution                            -      36,293           -
    Dividends paid                          -           -      (1,662)
    Payments on collateralized
      mortgage obligation bonds        (7,566)     (6,583)    (10,505)
       Payments to Weyerhaeuser
       Mortgage Company                     -           -     (16,941)
      Company
                                   -----------  ----------  ---------
Cash flows from financing              (7,566)     12,769     (12,167)
activities:

Net increase (decrease) in cash
  and equivalents                       1,016         192        (596)
Cash and equivalents at beginning
  of year                               2,313       2,121       2,717
                                   -----------  ----------  ---------
Cash and equivalents at end of year   $ 3,329     $ 2,313     $ 2,121
                                   -----------  ----------  ---------
Supplemental disclosure:
  Cash paid during the year for
    interest                          $ 3,224     $23,118     $   845

    The accompanying notes are an integral part of these statements

Mortgage Securities III Trust F
Statements of Cash Flows
For the Three Years Ended December 27, 1998

(Dollar amounts in thousands)

                                      1998       1997       1996
                                   -----------  ----------  ---------
Cash flows from operations:
  Net income (loss)                $     -     $  175     $(1,103)
  Non-cash charges to income:
    Amortization                         -         71         187
    Write-offs                           -        260           -
    Accretion of interest                -        415         776
  Changes in:
    Interest receivable                  -         90          21
    Interest payable                     -       (304)        (85)
    Receivable from beneficial       2,832     (2,832)      1,937
      owner
    Interest payable to
       Weyeraheuser Mortgage             -     (8,570)      1,068
       Company (Note 5)            -----------  ----------  ---------
Cash flows from operations           2,832    (10,695)      2,801
                                   -----------  ----------  ---------
Cash flows from investing
activities:
   Sale of/collections on mortgage
     backed certificates                 -     11,974       2,684

Cash flows from financing
activities:
  Contribution                           -      9,374       5,837
  Return of owner's beneficial
    interest                        (2,834)         -           -
  Payments on Weyerhaeuser
    Mortgage Company note                -       (624)     (7,773)

  Payments on collateralized
    mortgage obligation bonds            -     (10,676)    (3,585)
                                   -----------  ----------  ---------
Cash flows from financing           (2,834)     (1,926)    (5,521)
activities
                                   -----------  ----------  ---------
Net decrease in cash and                (2)       (647)       (36)
equivalents
Cash and equivalents at beginning
  of year                                2         649        685
                                   -----------  ----------  ---------
Cash and equivalents at end of     $     -     $     2     $  649
year
                                   -----------  ----------  ---------
Supplemental disclosure:
  Cash paid during the year for
   interest                        $     -     $ 9,616     $  339


    The accompanying notes are an integral part of these statements

Mortgage Securities III Trusts A, B, C, D, E and F
Notes to Financial Statements
For the Three Years Ended December 27, 1998

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

       Each Trust issued a series of Collateralized Mortgage Obligations (the "Bonds"). Trust B and D's Bonds are collateralized by GNMA and FNMA certificates and Trust E's Bonds are collateralized by GNMA certificates. Trust A, C and F had no remaining Bonds or related collateralization at December 27, 1998.

       Bonds originally issued were as follows:

       Trust             Date Issued           Bonds Issued
       ------            ---------------       -------------
         A               June 30, 1986            $100,000
         B               September 30, 1986       $100,000
         C               December 30, 1986        $100,000
         D               February 27, 1987        $ 75,600
         E               December 22, 1987        $131,600
         F               March 30, 1988           $129,250

       Activity during 1998, 1997 and 1996, primarily consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders. In 1998, the Bonds in Trust C were called and in 1997, the Bonds in Trusts A an F were called. All GNMA and FNMA certificates of these Trusts were sold and all Bond principal and interest were paid to the bondholders when the Bonds were called.

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

       The bond discounts on Trusts B and D were written off in 1997 as management intends to prepay the bonds at the earliest allowable prepayment date and the amounts are no longer material. The bond discount for Trust E is amortized on a straight line basis, which approximates the effective interest method, over the remaining life of the instruments.

       Cash and equivalents include cash held in the collection accounts and invested in short term investments with purchased maturities of less than three months.

       The cost and estimated market values of investments in debt securities are as follows:

                                     Gross     Gross    Estimate
                                  Unrealized Unrealized  Market
       Held to Maturity:    Cost     Gains     Losses     Value
                          -------  --------  ---------  ---------
        Mortgage-backed
          Securities
            Trust B       11,298        608        -      11,906
            Trust D        9,855        510        -      10,365
            Trust E       33,430      1,290        -      34,720

       The   Trusts  are  legally  precluded  from  selling  the
       investments in debt securities, except in the case of a call of the Collateralized Mortgage Obligation bonds as discussed in Note 3.

Note 3.Collateralized Mortgage Obligation Bonds:

       Collateralized Mortgage Obligation Bonds at  December  27,
       1998 and December 28, 1997 consist of the following:

                                               1998      1997
                                              --------   -------
        Trust B:
        Class 4 - 9.00%, stated maturity
          October 1, 2016                      $10,184   $13,438


        Trust C:
        Class 4 - 9.00%, stated maturity
          January 1, 2017                      $     -   $12,241


        Trust D:
        Class 3 - 8.60%, stated maturity
          March 1, 2017                        $  9,817  $12,494


        Trust E:
        Class 4 - 9.00%, stated maturity
          January 1, 2018                      $ 30,574  $38,140
        Unamortized discount                     (1,777)  (2,321)
                                               --------  --------
                                               $ 28,797  $35,819
                                               --------  --------

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

       Each Trust's Bonds are subject to a special redemption, in whole or in part, if, as a result of substantial payments of principal on the underlying mortgage loans and/or low reinvestment yields, the Trusts determine that the amount of cash anticipated to be on deposit in the Collection Accounts on the next payment date might be insufficient to make required payments on the Bonds. Any such redemption would not exceed the principal amount of Bonds that would otherwise be required to be paid on the next payment date. As a result, a special redemption of Bonds will not result in a payment to bondholders more than two months earlier than the payment date on which such payment would otherwise have been received. The Bonds are not otherwise subject to call at the option of the Trusts except that (a) Trust B and E's Class 4 Bonds may be redeemed in whole, but not in part, at the Trusts' option on any payment date on or after October 1, 2001 and January 1, 2003, respectively, (or on any earlier payment date if the current principal amount of Trust B and E's Class 4 Bonds are less than $6,100 and $13,160, respectively) and (b) Trust D's Class 3 Bonds may be redeemed in whole, but not in part, at the Trust's option on any payment date on or after March 1, 2002, or on any earlier payment date if the aggregate outstanding principal amount of the Class 3 Bonds is less than 10 percent of the aggregate initial principal amount of $75,600.

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

       The maturities of the Collateralized Mortgage Obligation Bonds are based on the prepayment speed (liquidations) on the GNMA and FNMA certificates collateralizing the Bonds and the reinvestment of scheduled distributions at the assumed reinvestment rates. Maturities for the succeeding five years which estimates liquidations based on current market interest rates are as follows:

                      Trust B      Trust D      Trust E
                      --------     --------     -------
               1999    2,721        2,259         7,831
               2000    2,152        1,759         6,185
               2001    1,704        1,366         4,903
               2002    1,352        1,044         3,906
               2003    1,093          808         3,129

Note 4.  Assets pledged:

      Trust B and D's Bonds are collateralized by the Trusts' GNMA and FNMA certificates and the Collection Accounts. Trust E's Bonds are collateralized by Trust E's GNMA certificates and the Collection Account (see Note 3). Collections on the certificates are used to meet the quarterly Bond interest payments and to reduce the outstanding principal balance on the Bonds. As of December 27, 1998, certificates are guaranteed by the Government National Mortgage Association and the Federal National Mortgage Association as follows:

                      Government National    Federal National
                     Mortgage Association   Mortgage Association
                        --------------         -------------
         Trust B              9,873               1,425
         Trust D              8,709               1,146
         Trust E             33,430                 N/A

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

      The Beneficial Owner advanced funds to Trust C during the third quarter of 1998. The funds were repaid during the fourth quarter of 1998. No interest was charged as the advances were treated as a current payable.

      Certain ongoing administrative and accounting functions are provided by the Beneficial Owner at no cost to each Trust.

Note 6.  Results of operations:

      All results of operations will be transferred to the Beneficial Owner of the Trusts. Mortgage Securities III Corporation will be responsible for all tax liabilities incurred relating to the Trusts' operations.

Mortgage Securities III Trust B
Schedule XIII - Other Security Investments
December 27, 1998

(Dollar amounts in thousands)

                         Number of
                        Certificates                     Market
  Type of Security          Held           Cost          Value
--------------------     ----------     ---------     -----------
Government National
  Mortgage Association
  Certificates              33          $ 9,873        $10,402

Federal National
  Mortgage Association
  Certificates              23            1,425          1,504
                         ----------     ---------     -----------
                            56          $11,298        $11,906
                         ----------     ---------     -----------


<F1>
1.   Cost  represents the uncollected principal balance  of  the
mortgage  loans  underlying the certificates.   Investments  are
grouped and are carried at cost.
<F2>
2. Market value is an estimate based on the most current information available.

Mortgage Securities III Trust D
Schedule XIII - Other Security Investments
December 27, 1998

(Dollar amounts in thousands)


                         Number of
                        Certificates                     Market
  Type of Security          Held           Cost          Value
--------------------     ----------     ---------     -----------
Government National
  Mortgage Association
  Certificates              23          $ 8,709        $ 9,156

Federal National
  Mortgage Association
  Certificates              11            1,146          1,209
                         ----------     ---------     -----------
                            34          $ 9,855        $10,365
                         ----------     ---------     -----------



<F1>
1.   Cost  represents the uncollected principal balance  of  the
mortgage  loans  underlying the certificates.   Investments  are
grouped and are carried at cost.
<F2>
2. Market value is an estimate based on the most current information available.

Mortgage Securities III Trust E
Schedule XIII - Other Security Investments
December 27, 1998

(Dollar amounts in thousands)


                         Number of
                        Certificates                     Market
  Type of Security          Held           Cost          Value
--------------------     ----------     ---------     -----------
Government National
  Mortgage Association
  Certificates              72          $33,430        $34,720





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