Form 10-Q/A
period 1998-09-27
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E; MORTGAGE SECURITIES III TRUSTS F
filed 1999-03-26
CIK 785818, 799630, 808264, 814144, 826488, 830431

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                            FORM 10-Q/A


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


Part I.   Financial Information

Item 1.   Financial Statements                     Page No.
             Statement of Operations
                Trust A .............................  4
                Trust B .............................  5
                Trust C .............................  6
                Trust D .............................  7
                Trust E .............................  8
                Trust F .............................  9
             Balance Sheets
                Trust A ............................. 10
                Trust B ............................. 11
                Trust C ............................. 12
                Trust D ............................. 13
                Trust E ............................. 14
                Trust F ............................. 15
             Statement of Cash Flows
                Trust A ............................. 16
                Trust B ............................. 17
                Trust C ............................. 18
                Trust D ............................. 19
                Trust E ............................. 20
                Trust F ............................. 21
             Notes to Financial Statements            22

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations .............................    1

Part II.  Other Information

Item 1.   Legal Proceedings                    (Not applicable)
Item 2.   Changes in Securities                (Not applicable)
Item 3.   Default upon Senior Securities       (Not applicable)
Item 4.   Submission of Matters to a Vote
          of Security Holders                  (Not applicable)
Item 5.   Other Information                    (Not applicable)

Item 1.   Financial Information
          See  the  Company's  financial
          statements attached hereto beginning at page 3.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

          Activity during the third quarter of 1998 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursments of the required payment of principal and interest to the bondholders.

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

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 25th day of March 1999.

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

Financial Statements

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

                            - 27 -

