Form 10-Q
period 1999-03-28
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E; MORTGAGE SECURITIES III TRUSTS F
filed 1999-05-11
CIK 785818, 799630, 808264, 814144, 826488, 830431

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

          For the Thirteen Weeks Ended March 28, 1999 or

     [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

          For the transition period from __________ to __________




                  Commission File Number 33-2253

           MORTGAGE SECURITIES III TRUSTS B, C, D AND E

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

Mortgage Securities III Trusts B, C, D and E
Index to Form 10-Q Filing
For the Thirteen Weeks Ended March 28, 1999

Part I.   Financial Information

Item 1.   Financial Statements                     Page No.
             Statement of Operations
                Trust B                               4
                Trust C                               5
                Trust D                               6
                Trust E                               7
             Balance Sheets
                Trust B                               8
                Trust C                               9
                Trust D                               10
                Trust E                               11
             Statement of Cash Flows
                Trust B                               12
                Trust C                               13
                Trust D                               14
                Trust E                               15
             Notes to Financial Statements            16

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                  1

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

Item 2.   Management's   Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

          Activity during the first fiscal quarter of 1999 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursements of the required payment of principal and interest to the bondholders.

          The Year 2000 challenge arises from the nearly universal practice in the computer industry of using two digits rather than four digits to designate the calendar year (e.g. DD/MM/YY). This can lead to incorrect results when computer software performs arithmetic operations, comparisons or data field sorting involving years later than 1999. The business activities of Trusts B, C, D and E (the Trusts), which consists of the collection of principal and interest on the GNMA and FNMA certificates securing the bonds issued by the Trusts and disbursing the required payment of principal and interest to the bondholders, is conducted by third party suppliers to the Trusts. Certain accounting, administrative and clerical services are provided to the Trusts by an affiliate. Consequently, the Trusts have not incurred any expenses for remediation of their internal systems and do not expect to incur any such expenses in the future.

          Depending on whether suppliers on which the Trusts rely are able to successfully address the Year 2000 issue, the Trusts' ability to comply with their payment obligations under the outstanding bonds could be materially adversely affected. As a result, the Trusts have requested information regarding Year 2000 readiness from such suppliers. Each such supplier has given the Trusts written assurances that the supplier expects to have completed its Year 2000 remediation before the date when Year 2000 sensitivities could materially affect its ability to perform its obligations to the Trusts. In addition, each supplier has indicated that it has developed  or  is developing contingency  plans  in  the
          event the
          supplier's significant systems are disrupted by the Year 2000 problem. The Trusts currently expect that in the event of systems failures of suppliers they would be able to continue to do business, although such operations may be at a higher cost.

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 1999.

                         MORTGAGE SECURITIES III TRUSTS
                         B, C, D AND E

                         Trusts acting through Wilmington
                         Trust Company, not in its
                         capacity, but solely as Owner
                         Trustee

                         By: __________________________

                             Denise M. Geran
                             Senior Financial Services Officer

Financial Statements

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the Trusts' annual reports (Form 10-K) filed with the Securities and Exchange Commission for the fiscal year ended December 27, 1998. Though not examined by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the 13 weeks ended March 28, 1999, should not be regarded as necessarily indicative of the results that may be expected for the fiscal year 1999.

Mortgage Securities III Trust B
Statement of Operations
For the Periods Ended March 28, 1999 and March 29, 1998
(Unaudited)

(Dollar amounts in thousands)

                                  Thirteen Weeks Ended
                                 ----------------------
                                  Mar. 28,    Mar. 29,
                                    1999        1998
                                 ---------   ---------
Interest income                  $   242     $   315

Interest expense                     210         385
                                 ---------    ---------
Net income (loss)                $    32     $   (70)
                                 =========    =========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust C
Statement of Operations
For the Periods Ended March 28, 1999 and March 29, 1998
(Unaudited)

(Dollar amounts in thousands)

                                  Thirteen Weeks Ended
                                 ----------------------
                                  Mar. 28,    Mar. 29,
                                    1999        1998
                                 ---------   ---------
Interest income                  $     -     $   261

Interest expense                       -         344
                                 ---------    ---------
Net loss                         $     -     $   (83)
                                 =========    =========


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust D
Statement of Operations
For the Periods Ended March 28, 1999 and March 29, 1998
(Unaudited)

(Dollar amounts in thousands)



                                  Thirteen Weeks Ended
                                 ----------------------
                                  Mar. 28,    Mar. 29,
                                    1999        1998
                                 ---------   ---------
Interest income                  $   198     $   268

Interest expense                     198         353
                                 ---------    ---------
Net loss                         $     -     $   (85)
                                 =========    =========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust E
Statement of Operations
For the Periods Ended March 28, 1999 and March 29, 1998
(Unaudited)

(Dollar amounts in thousands)

                                  Thirteen Weeks Ended
                                 ----------------------
                                  Mar. 28,    Mar. 29,
                                    1999        1998
                                 ---------   ---------
Interest income                  $   644     $   840

Interest expense                     765         961
                                 ---------    ---------
Net loss                         $ (121)     $  (121)
                                 =========    =========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust B
Balance Sheets
March 28, 1999 and December 27, 1998

(Dollar amounts in thousands)

                                               Mar. 28,    Dec. 27,
                                                 1999        1998
                                             ----------   ----------
                                             (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $    1     $     1
  Collection account                              886         858
                                             ----------   ----------
                                                  887         859

Interest receivable                                77          82
Government National and Federal National
  Mortgage Association Certificates            10,657      11,298
                                              --------    --------
TOTAL ASSETS - TRUST B                         $11,621    $12,239
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                               $  281     $   301
Collateralized Mortgage Obligation bonds, net   9,554      10,184

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                             1,785       1,753
                                              --------    --------

    Total Owner's Beneficial Interest           1,786       1,754
                                              --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST B                             $11,621    $12,239
                                              ========    ========

The accompanying notes are an integral part of these statements



Mortgage Securities III Trust C
Balance Sheets
March 28, 1999 and December 27, 1998

(Dollar amounts in thousands)

                                               Mar. 28,    Dec. 27,
                                                 1999        1998
                                              ----------  ----------
                                              (Unaudited)
Assets

Receivable from beneficial owner               $  972     $   972
                                              --------    --------
TOTAL ASSETS - TRUST C                         $  972     $   972
                                              ========    ========

Owner's Beneficial Interest

Owner's beneficial interest                    $    1     $     1
Retained earnings                                 971         971
                                              --------    --------
TOTAL OWNER'S BENEFICIAL INTEREST - TRUST C    $  972     $   972
                                              ========    ========

The accompanying notes are an integral part of these statements



Mortgage Securities III Trust D
Balance Sheets
March 28, 1999 and December 27, 1998

(Dollar amounts in thousands)

                                               Mar. 28,    Dec. 27,
                                                 1999        1998
                                              ----------  ----------
                                              (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $    1     $     1
  Collection account                              443         212
                                              ----------  ----------
                                                  444         213

Receivable from beneficial owner                  106          95
Interest receivable                                62          70
Government National and Federal National
  Mortgage Association Certificates             8,692       9,855
                                              --------    --------
TOTAL ASSETS - TRUST D                         $9,304     $10,233
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                               $  127     $   141
Collateralized Mortgage Obligation bonds, net   8,902       9,817

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                               274         274
                                              --------    --------
    Total Owner's Beneficial Interest             275         275
                                              ----------  ----------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST D                             $9,304     $10,233
                                              ========    ========


The accompanying notes are an integral part of these statements




Mortgage Securities III Trust E
Balance Sheets
March 28, 1999 and December 27, 1998

(Dollar amounts in thousands)

                                               Mar. 28,    Dec. 27,
                                                 1999        1998
                                              ----------  ----------
                                              (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $    1     $     1
  Collection account                            3,726       3,328
                                              ----------  ----------
                                                3,727       3,329

Interest receivable                               201         222
Government National Mortgage Association
  Certificates                                 30,370      33,430
                                              --------    --------
TOTAL ASSETS - TRUST E                        $34,298     $36,981
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                               $  628     $   687
Collateralized Mortgage Obligation bonds, net  26,294      28,797

Owner's Beneficial Interest:
  Owner's beneficial interest                  36,294      36,294
  Accumulated Deficit                         (28,918)    (28,797)
                                              --------    --------
    Total Owner's Beneficial Interest           7,376       7,497
                                              --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST E                            $34,298     $36,981
                                              ========    ========

The accompanying notes are an integral part of these statements

Mortgage Securities III Trust B
Statement of Cash Flows
For the Periods Ended March 28, 1999 and March 29, 1998
(Unaudited)

(Dollar amounts in thousands)

                                       Thirteen Weeks Ended
                                       ---------------------
                                        Mar. 28,    Mar. 29,
                                          1999         1998
                                       ---------   ----------
Cash flows from operations:
  Net income (loss)                    $    32      $   (70)
Changes in:
  Interest receivable                        5            5
  Interest payable                         (20)          82
                                       ---------   ----------
Net cash flows from operations              17           17
                                       ---------   ----------

Cash flows from investing activities:
    Collections  on  mortgage   backed     641          822
certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds             (630)        (397)
                                       ---------   ----------

Net increase in cash and equivalents        28          442

Cash and equivalents at beginning
   of year                                 859          700
                                       ---------   ----------
Cash and equivalents at end of period  $   887      $ 1,142
                                       =========   ==========
Supplemental disclosure:
   Cash paid during the period for
     interest                          $   230      $   303


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust C
Statement of Cash Flows
For the Periods Ended March 28, 1999 and March 29, 1998
(Unaudited)

(Dollar amounts in thousands)


                                       Thirteen Weeks Ended
                                       ---------------------
                                        Mar. 28,    Mar. 29,
                                          1999         1998
                                       ---------   ----------
Cash flows from operations:
  Net loss                             $     -      $   (83)
Changes in:
  Interest receivable                        -            3
  Interest payable                           -           70
                                       ---------   ----------
Net cash flows from operations               -          (10)
                                       ---------   ----------
Cash flows from investing activities:
    Collections  on  mortgage   backed       -          603
certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds                -         (615)
                                       ---------   ----------
Net decrease in cash and
   equivalents                               -          (22)

Cash and equivalents at beginning
   of year                                   -          890
                                       ---------   ----------
Cash and equivalents at end of period  $     -      $   868
                                       =========   ==========
Supplemental disclosure:
   Cash paid during the period for
     interest                          $     -      $   274


The accompanying notes are an integral part of these statements

Mortgage Securities III Trust D
Statement of Cash Flows
For the Periods Ended March 28, 1999 and March 29, 1998
(Unaudited)

(Dollar amounts in thousands)


                                       Thirteen Weeks Ended
                                       ---------------------
                                        Mar. 28,    Mar. 29,
                                          1999         1998
                                       ---------   ----------
Cash flows from operations:
  Net loss                             $     -      $   (85)
Changes in:
  Interest receivable                        8            2
  Receivable from beneficial owner         (11)         (13)
  Interest payable                         (14)          84
                                       ---------   ----------
Net cash flows from operations             (17)         (12)
                                       ---------   ----------
Cash flows from investing activities:
    Collections  on  mortgage   backed   1,163         588
    certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds             (915)        (350)
                                       ---------   ----------
Net increase in cash and equivalents       231          226

Cash and equivalents at beginning
   of year                                 213          121
                                       ---------   ----------
Cash and equivalents at end of period  $   444      $   347
                                       =========   ==========
Supplemental disclosure:
   Cash paid during the period for
     Interest                          $   212      $   269



The accompanying notes are an integral part of these statements

Mortgage Securities III Trust E
Statement of Cash Flows
For the Periods Ended March 28, 1999 and March 29, 1998
(Unaudited)

(Dollar amounts in thousands)


                                       Thirteen Weeks Ended
                                       ---------------------
                                        Mar. 28,    Mar. 29,
                                          1999         1998
                                       ---------   ----------
Cash flows from operations:
  Net loss                             $  (121)      $ (121)
  Non-cash charges to income:
    Amortization                           136          136
Changes in:
  Interest receivable                       21            7
  Interest payable                         (59)         (33)
                                       ---------   ----------
Net cash flows from operations             (23)         (11)
                                       ---------   ----------
Cash flows from investing activities:
    Collections  on  mortgage   backed   3,060        1,025
certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds           (2,639)      (1,454)
                                       ---------   ----------
Net increase (decrease) in cash and
   Equivalents                             398         (440)

Cash and equivalents at beginning
   of year                               3,329        2,313
                                       ---------   ----------
Cash and equivalents at end of quarter $ 3,727      $ 1,873
                                       =========   ==========
Supplemental disclosure:
   Cash paid during the period for
     Interest                          $   824      $   994


The accompanying notes are an integral part of these statements

Mortgage Securities III Trusts B, C, D and E
Notes to Financial Statements
For the Thirteen Weeks Ended March 29, 1999
(Dollar amounts in thousands)





Note 1.Description of business:

       Mortgage  Securities  III  Trusts  B,  C,  D  and  E  (the
       "Trusts") were established under the laws of Delaware by a trust  agreement.  Prior to December 27, 1987,  the  trust agreement  was among Mortgage Securities III  Corporation,
       Weyerhaeuser  Real  Estate Company  and  Wilmington  Trust
       Company.   On December 27, 1987, Weyerhaeuser Real  Estate
       Company  dividended its beneficial interests  in  Mortgage
       Securities  III  Trusts  B, C, D  and  E  to  Weyerhaeuser
       Company which in turn contributed its beneficial interests in the Trusts to Weyerhaeuser Financial Services, Inc.,  a
       wholly-owned  subsidiary  of  Weyerhaeuser  Company.   The
       Trusts  were  organized  and are engaged  to  raise  funds through  the issuance and sale of Collateralized  Mortgage
       Obligation  bonds (the Bonds) collateralized by Government
       National  Mortgage Association (GNMA) and Federal National
       Mortgage  Association (FNMA) certificates.  The Trusts  B,
       C, D and E were established on April 8, 1986 and commenced
       business  on  September  30,  1986,  December  30,   1986,
       February 27, 1987 and December 22, 1987, respectively.

       Each  Trust has issued a series of Collateralized Mortgage
       Obligations as follows:

       Trust                Date Issued           Bonds Issued

         B               September 30, 1986       $100,000
         D               February 27, 1987        $ 75,600
         E               December 22, 1987        $131,600


       Trust B and D's remaining Bonds are collateralized by GNMA
       and   FNMA   certificates  and   Trust   E's   Bonds   are
       collateralized by GNMA certificates. Trust C Bonds have been fully repaid.

       Activity during the first quarter of 1999 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders.

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

       The bond discounts on Trusts B and D were written off in 1997 as management intends to prepay the bonds at the earliest allowable prepayment date and the amounts were no longer material. The bond discount for Trust E is amortized on a straight line basis, which approximates the effective interest method, over the remaining life of the instruments.

       Cash and equivalents include cash held in the collection accounts and invested in short term investments with maturities at date of purchase of less than three months.

       The cost and estimated market values of investments in debt securities at March 28, 1999, were as follows:

                            - 17 -

                                   Gross       Gross     Estimated
                                 Unrealized  Unrealized    Market
      Held to Maturity:   Cost    Gains       Losses      Value

         Mortgage-backed
           Securities
             Trust B     10,657      240                  10,897
             Trust D      8,692      152                   8,844
             Trust E     30,370      418                  30,788

       The   Trusts  are  legally  precluded  from  selling  the
       investments in debt securities, except in the case of a call of the Bonds as discussed in Note 3.

Note 3.Collateralized Mortgage Obligation Bonds:

       Collateralized Mortgage Obligation Bonds at March 28, 1999
       and December 27, 1998 consist of the following:
                                              Mar. 28,    Dec. 27,
                                               1999         1998
        Trust B:
        Class 4 - 9.00%, stated maturity
          October 1, 2016                      $9,554     $10,184
                                              ========    ========
        Trust D:
        Class 3 - 8.60%, stated maturity
          March 1, 2017                        $8,902      $9,817
                                              ========    ========
        Trust E:
        Class 4 - 9.00%, stated maturity
          January 1, 2018                      27,935      30,574
        Unamortized discount                   (1,641)     (1,777)
                                              --------    --------
                                              $26,294      $28,797
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

       Each Trust's Bonds are subject to a special redemption, in whole or in part, if, as a result of substantial payments of principal on the underlying mortgage loans and/or low reinvestment yields, the Trusts determine that the amount of cash anticipated to be on deposit in the Collection Accounts on the next payment date might be insufficient to make required payments on the Bonds. Any such redemption would not exceed the principal amount of Bonds that would otherwise be required to be paid on the next payment date. As a result, a special redemption of Bonds will not result in a payment to bondholders more than two months earlier than the payment date on which such payment would otherwise have been received. The Bonds are not otherwise subject to call at the option of the Trusts except that (a) Trust B and E's Class 4 Bonds may be redeemed in whole, but not in part, at the Trusts' option on any payment date on or after October 1, 2001, and January 1, 2003, respectively, (or on any earlier payment date if the current principal amount of Trust B and E's Class 4 Bonds are less than $6,100 and $13,160, respectively) and (b) Trust D's Class 3 Bonds may be redeemed in whole, but not in part, at the Trust's option on any payment date on or after March 1, 2002, or on any earlier payment date if the aggregate outstanding principal amount of the Class 3 Bonds is less than 10 percent of its aggregate initial principal amount of $75,600.

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

Note 5.  Related parties:

      Trusts B, C and D purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA and FNMA certificates which were used to collateralize the Bonds. The purchases were at par value, plus Trust D's purchase premium and less Trust B and C's purchase discounts. The purchases were financed with market-rate short-term debt from this affiliate until proceeds from the bond issuance were obtained.

      Trust E purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA certificates which were used to collateralize the Bonds. The purchase was at par value, less the purchase discount. The purchase was financed with the proceeds received from the Bond issuances and a note due to Weyerhaeuser Mortgage Company. The note accrued interest at Bank of America's prime rate and compounded interest annually. Both the principal and interest related to the Weyerhaeuser Mortgage Company payable was paid off by Weyerhaeuser Financial Services, Inc. (Beneficial Owner) in March 1997, in anticipation of the sale of Weyerhaeuser Mortgage Company to an unrelated third party by Weyerhaeuser Financial Services, Inc. and Weyerhaeuser Company. In August 1997, Weyerhaeuser Financial Services, Inc. contributed capital to Trust E, increasing beneficial owner's interest.

      Certain ongoing administrative and accounting functions are provided by the Beneficial Owner at no cost to each Trust.

Note 6.  Results of operations:

         All results of operations will be transferred to the Beneficial Owner of the Trusts. Mortgage Securities III Corporation will be responsible for all tax liabilities incurred relating to the Trusts' operations.