Form 10-Q
period 1999-06-27
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E
filed 1999-08-11
CIK 785818, 799630, 808264, 814144, 826488

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

          For the Twenty-Six Weeks Ended June 27, 1999 or

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

Mortgage Securities III Trusts B, C, D and E
Index to Form 10-Q Filing
For the Twenty-Six Weeks Ended June 27, 1999


                                                   Page No.

Part I.   Financial Information

Item 1.   Financial Statements
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

Part 1.   Financial Information

Item 1.   Financial Statements
                                    See  the  Company's  financial
          statements attached hereto beginning at page 3.

Item 2.   Management's   Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

                                     Activity  during  the  second
          fiscal quarter of 1999 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursements of the required payment of principal and interest to the bondholders.

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

          Depending on whether suppliers on which the Trusts rely are able to successfully address the Year 2000 issue, the Trusts' ability to comply with their payment obligations under the outstanding bonds could be materially adversely affected. As a result, the Trusts have requested information regarding Year 2000 readiness from such suppliers. Each such supplier has given the Trusts written assurances that the supplier expects to have completed its Year 2000 remediation before the date when Year 2000 sensitivities could materially affect its ability to perform its obligations to the Trusts. In
                                 -1-
          addition,  each  supplier  has  indicated  that  it  has
          developed  or  is developing contingency  plans  in  the
          event the
          supplier's significant systems are disrupted by the Year 2000 problem. The Trusts currently expect that in the event of systems failures of suppliers they would be able to continue to do business, although such operations may be at a higher cost.

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 1999.

                         MORTGAGE SECURITIES III TRUSTS
                         B, C, D AND E

                         Trusts acting through Wilmington
                         Trust Company, not in its
                         capacity, but solely as Owner
                         Trustee

                         By:  ____________________________

                              Denise M. Geran
                              Senior Financial Services Officer

Financial Statements

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the Trusts' annual reports (Form 10-K) filed with the Securities and Exchange Commission for the fiscal year ended December 27, 1998. Though not audited by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the twenty-six weeks ended June 27, 1999, should not be regarded as necessarily indicative of the results that may be expected for the fiscal year 1999.

Mortgage Securities III Trust B
Statement of Operations
For the Periods Ended June 27, 1999 and June 28, 1998
(Unaudited)

(Dollar amounts in thousands)



                         Thirteen Weeks        Twenty-Six Weeks
                              Ended                  Ended
                       -------------------    -------------------

                       Jun. 27,   Jun. 28,    Jun. 27,   Jun. 28,
                           1999      1998        1999       1998
                       --------   --------    --------   --------
Interest income        $    219   $   294     $   461    $   609

Interest expense            195       265         405        650

                       --------   --------    --------   --------
Net income (loss)      $     24   $     29    $     56   $   (41)
                       ========   ========    ========   ========











 The accompanying notes are an integral part of these statements.
                                  -4-

Mortgage Securities III Trust C
Statement of Operations
For the Periods Ended June 27, 1999 and June 28, 1998
(Unaudited)

(Dollar amounts in thousands)



                         Thirteen Weeks        Twenty-Six Weeks
                              Ended                  Ended
                       -------------------    -------------------
                       Jun. 27,   Jun. 28,    Jun. 27,   Jun. 28,
                           1999       1998        1999       1998
                       --------   --------    --------   --------
S>
Interest income        $      -   $    247    $      -   $    508

Interest expense              -        243           -        587

                       --------   --------    --------   --------
Net income (loss)      $      -   $      4    $      -   $    (79)
                       ========   ========    ========   ========




















 The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statement of Operations
For the Periods Ended June 27, 1999 and June 28, 1998
(Unaudited)

(Dollar amounts in thousands)



                         Thirteen Weeks         Twenty-Six Weeks
                              Ended                  Ended
                       -------------------    --------------------
                       Jun. 27,   Jun. 28,    Jun. 27,   June. 28,
                           1999       1998        1999        1998
                       --------   --------    --------   ---------
Interest income        $    179   $    253    $    377   $     521

Interest expense            180        250         378         603

                       --------   --------     --------  ---------
Net (loss) income      $     (1)  $      3     $     (1) $     (82)
                       ========   ========     ========  =========






















 The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statement of Operations
For the Periods Ended June 27, 1999 and June 28, 1998
(Unaudited)

(Dollar amounts in thousands)



                         Thirteen Weeks        Twenty-Six Weeks
                              Ended                  Ended
                       -------------------    -------------------
                       Jun. 27,   Jun. 28,    Jun. 27,   Jun. 28,
                           1999       1998        1999       1998
                       --------   --------    --------   --------
Interest income        $    568   $    805    $  1,211   $  1,645

Interest expense            694        940       1,461      1,901

                       --------   --------     --------  --------
Net loss               $   (126)   $  (135)    $   (250) $   (256)
                       ========   ========     ========  ========



















 The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Balance Sheets
June 27, 1999 and December 27, 1998

(Dollar amounts in thousands)

                                              Jun. 27,    Dec. 27,
                                                 1999        1998
                                            (Unaudited)
Assets

Cash and equivalents:
  Trust account                               $      1    $      1
  Collection account                               872         858
                                                   873         859

Interest receivable                                 72          82
Government National and Federal National
  Mortgage Association Certificates             10,010      11,298
                                              --------    --------
TOTAL ASSETS - TRUST B                        $ 10,955    $ 12,239
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                              $    261     $   301
Collateralized Mortgage Obligation bonds, net    8,884      10,184

Owner's Beneficial Interest:
  Owner's beneficial interest                        1           1
  Retained earnings                              1,809       1,753
                                              --------    --------
    Total Owner's Beneficial Interest            1,810       1,754

TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST B                            $ 10,955    $ 12,239
                                              ========    ========




 The accompanying notes are an integral part of these statements.



Mortgage Securities III Trust C
Balance Sheets
June 27, 1999 and December 27, 1998

(Dollar amounts in thousands)

                                              Jun. 27,    Dec. 27,
                                                 1999        1998
                                             (Unaudited)
Assets

Receivable from beneficial owner              $    972    $    972
                                              --------    --------
TOTAL ASSETS - TRUST C                        $    972    $    972
                                              ========    ========

Owner's Beneficial Interest

Owner's beneficial interest                   $      1    $      1
Retained earnings                                  971         971
                                              --------    --------
TOTAL OWNER'S BENEFICIAL INTEREST - TRUST C   $    972    $    972
                                              ========    ========

 The accompanying notes are an integral part of these statements.
                                -9-

Mortgage Securities III Trust D
Balance Sheets
June 27, 1999 and December 27, 1998

(Dollar amounts in thousands)

                                              Jun. 27,    Dec. 27,
                                                 1999        1998
                                             (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $     1    $      1
  Collection account                               195         212
                                                   196         213

Receivable from beneficial owner                   115          95
Interest receivable                                 58          70
Government National and Federal National
  Mortgage Association Certificates              8,160       9,855
                                              --------    --------
TOTAL ASSETS - TRUST D                        $  8,529    $ 10,233
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                              $    116    $    141
Collateralized Mortgage Obligation bonds, net    8,139       9,817

Owner's Beneficial Interest:
  Owner's beneficial interest                        1           1
  Retained earnings                                273         274
                                              --------    --------
    Total Owner's Beneficial Interest              274         275

TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST D                            $  8,529    $ 10,233
                                              ========    ========



 The accompanying notes are an integral part of these statements.




Mortgage Securities III Trust E
Balance Sheets
June 27, 1999 and December 27, 1998

(Dollar amounts in thousands)

                                              Jun. 27,      Dec. 27,
                                                 1999          1998
                                             (Unaudited)
Assets

Cash and equivalents:
  Trust account                               $      1    $      1
  Collection account                             3,356       3,328
                                                 3,357       3,329

Interest receivable                                182         222
Government National Mortgage Association
  Certificates                                  27,600      33,430
                                              --------    --------
TOTAL ASSETS - TRUST E                        $ 31,139    $ 36,981
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                              $    559    $    687
Collateralized Mortgage Obligation bonds, net   23,333      28,797

Owner's Beneficial Interest:
  Owner's beneficial interest                   36,294      36,294
  Accumulated deficit                          (29,047)    (28,797)
                                              --------    --------
    Total Owner's Beneficial Interest            7,247       7,497

TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST E                            $ 31,139    $ 36,981
                                              ========    ========



 The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Statement of Cash Flows
For the Periods Ended June 27, 1999 and June 28, 1998
(Unaudited)

(Dollar amounts in thousands)

                                         Twenty-Six Weeks
                                               Ended
                                       ---------------------
                                         Jun. 27,    Jun. 28,
                                            1999        1998
Cash flows from operations:
  Net income (loss)                     $     56    $    (41)
Changes in:
  Interest receivable                         10          12
  Interest payable                           (40)         55

Net cash flows from operations                26          26

Cash flows from investing activities:
    Collections  on  mortgage   backed     1,288       1,904
certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds             (1,300)     (1,245)

Net increase in cash and equivalents          14         685

Cash and equivalents at beginning
   of year                                   859         700

Cash and equivalents at end of period   $    873    $  1,385

Supplemental disclosure:
   Cash paid during the period for
     interest                           $    445    $    595




 The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust C
Statement of Cash Flows
For the Periods Ended June 27, 1999 and June 28, 1998
(Unaudited)

(Dollar amounts in thousands)


                                         Twenty-Six Weeks
                                               Ended
                                       ---------------------
                                        Jun. 27,    Jun. 28,
                                           1999        1998
Cash flows from operations:
  Net loss                             $     -     $    (79)
Changes in:
  Interest receivable                        -            8
  Interest payable                           -           52

Net cash flows from operations               -          (19)

Cash flows from investing activities:
    Collections  on  mortgage   backed       -        1,252
certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds                -       (1,221)

Net increase in cash and
   equivalents                               -           12

Cash and equivalents at beginning
   of year                                   -          890

Cash and equivalents at end of period  $     -      $   902

Supplemental disclosure:
   Cash paid during the period for
     interest                          $     -      $   535


 The accompanying notes are an integral part of these statements.
                                 -13-

Mortgage Securities III Trust D
Statement of Cash Flows
For the Periods Ended June 27, 1999 and June 28, 1998
(Unaudited)

(Dollar amounts in thousands)


                                         Twenty-Six Weeks
                                               Ended
                                       ---------------------
                                        Jun. 27,    Jun. 28,
                                           1999        1998
Cash flows from operations:
  Net loss                              $   (1)     $   (82)
Changes in:
  Interest receivable                        12           8
  Receivable from beneficial owner          (20)        (27)
  Interest payable                          (25)         74

Net cash flows from operations              (34)        (27)

Cash flows from investing activities:
    Collections   on  mortgage   backed   1,695       1,399
certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds            (1,678)     (1,070)

Net (decrease) increase in cash and
  equivalents                               (17)         302

Cash and equivalents at beginning
   of year                                  213         121

Cash and equivalents at end of period   $   196     $   423

Supplemental disclosure:
   Cash paid during the period for
     interest                           $   403     $   529




 The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statement of Cash Flows
For the Periods Ended June 27, 1999 and June 28, 1998
(Unaudited)

(Dollar amounts in thousands)


                                         Twenty-Six Weeks
                                               Ended
                                       ---------------------
                                       Jun. 27,     Jun. 28,
                                          1999         1998
Cash flows from operations:
  Net loss                              $ (250)      $ (256)
  Non-cash charges to income:
    Amortization                           275          273
Changes in:
  Interest receivable                       40           27
  Interest payable                        (128)         (56)

Net cash flows from operations             (63)         (12)

Cash flows from investing activities:
    Collections  on  mortgage   backed   5,830        3,872
certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds           (5,739)      (2,501)


 Net increase in cash and equivalents       28        1,359

Cash and equivalents at beginning
   of year                               3,329        2,313

Cash and equivalents at end of period  $ 3,357      $ 3,672

Supplemental disclosure:
   Cash paid during the period for
     interest                          $ 1,314      $ 1,684



  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trusts B, C, D and E
Notes to Financial Statements
For the Twenty-Six Weeks Ended June 27, 1999
(Dollar amounts in thousands)





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

       Activity during the second quarter of 1999 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders.

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

       The cost and estimated market values of investments in debt securities at June 27, 1999, were as follows:

                                     Gross       Gross    Estimated
                                   Unrealized  Unrealized   Market
       Held to Maturity:    Cost     Gains       Losses     Value
           Mortgage-backed
             Securities
               Trust B      10,010      438         -       10,448
               Trust D       8,160      324         -        8,484
               Trust E      27,600      578         -       28,178

       The   Trusts  are  legally  precluded  from  selling  the
       investments in debt securities, except in the case of a call of the Bonds as discussed in Note 3.

Note 3.Collateralized Mortgage Obligation Bonds:

       Collateralized Mortgage Obligation Bonds at June 27,  1999
       and December 27, 1998 consist of the following:
                                               Jun. 27,   Dec. 27,
                                                  1999       1998
        Trust B:
        Class 4 - 9.00%, stated maturity
          October 1, 2016                      $ 8,884    $10,184


        Trust D:
        Class 3 - 8.60%, stated maturity
          March 1, 2017                        $ 8,139    $ 9,817


        Trust E:
        Class 4 - 9.00%, stated maturity
          January 1, 2018                       24,835     30,574
        Unamortized discount                    (1,502)    (1,777)
                                               $23,333    $28,797

       The stated maturity is the date such class will be fully paid, assuming that scheduled interest and principal payments (with no prepayments) on the certificates are timely received.

       All collections on the certificates pledged as security for the Bonds will be remitted directly to a collection account (the "Collection Account") established with the Trustee and together with the reinvestment earnings thereon, will be
                                -18-
       available for application to the payment of principal and interest on the bonds on the following payment date.

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