Form 10-Q
period 1999-09-26
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E
filed 1999-11-09
CIK 785818, 799630, 808264, 814144, 826488

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

       For the Thirty-Nine Weeks Ended September 26, 1999 or

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

Mortgage Securities III Trusts B, C, D and E
Index to Form 10-Q Filing
For the Thirty-Nine Weeks Ended September 26, 1999



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

Item 2.   Management's   Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

          Activity  during  the   third
          fiscal quarter of 1999 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursements of the required payment of principal and interest to the bondholders.

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

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November 1999.

                         MORTGAGE SECURITIES III TRUSTS
                         B, C, D AND E

                         Trusts acting through Wilmington
                         Trust Company, not in its
                         capacity, but solely as Owner
                         Trustee

                         By:    /s/

                            Denise M. Geran
                            Senior Financial Services Officer

Financial Statements

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the Trusts' annual reports (Form 10-K) filed with the Securities and Exchange Commission for the fiscal year ended December 27, 1998. Though not audited by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the thirty-nine weeks ended September 26, 1999, should not be regarded as necessarily indicative of the results that may be expected for the fiscal year 1999.

Mortgage Securities III Trust B
Statement of Operations
For the Periods Ended September 26, 1999 and September 27, 1998
(Unaudited)
(Dollar amounts in thousands)



                         Thirteen Weeks        Thirty-Nine Weeks
                              Ended                  Ended
                       -------------------    -------------------
                       Sep. 26,   Sep. 27,    Sep. 26,   Sep. 27,
                           1999      1998        1999       1998
                       --------   --------    --------   --------
Interest income         $   211    $  272     $   672    $   881

Interest expense            174       244         579        894
                       --------   --------    --------   --------
Net income (loss)       $    37    $   28     $    93    $  (13)
                       ========   ========    ========   ========


The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust C
Statement of Operations
For the Periods Ended September 26, 1999 and September 27, 1998
(Unaudited)
(Dollar amounts in thousands)



                         Thirteen Weeks        Thirty-Nine Weeks
                              Ended                  Ended
                       -------------------    -------------------
                       Sep. 26,   Sep. 27,    Sep. 26,   Sep. 27,
                           1999      1998        1999       1998
                       --------   --------    --------   --------
Interest income         $     -    $  241     $     -    $   749

Interest expense              -       156           -        743
                       --------   --------    --------   --------
Net income              $     -    $   85     $     -    $     6
                       ========   ========    ========   ========


The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statement of Operations
For the Periods Ended September 26, 1999 and September 27, 1998
(Unaudited)

(Dollar amounts in thousands)



                         Thirteen Weeks        Thirty-Nine Weeks
                              Ended                  Ended
                       -------------------    -------------------
                       Sep. 26,   Sep. 27,    Sep. 26,  Sep. 27,
                           1999      1998        1999       1998
                       --------   --------    --------   --------
Interest income         $   165    $  241     $   542    $   762

Interest expense            166       237         544        840
                       --------   --------     --------  --------
Net (loss) income       $   (1)    $    4     $   (2)    $  (78)
                       ========   ========     ========  ========



The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statement of Operations
For the Periods Ended September 26, 1999 and September 27, 1998
(Unaudited)
(Dollar amounts in thousands)



                         Thirteen Weeks        Thirty-Nine Weeks
                              Ended                  Ended
                       -------------------    -------------------
                       Sep. 26,   Sep. 27,    Sep 26,    Sep. 27,
                           1999      1998        1999       1998
                       --------   --------    --------   --------
Interest income         $   557    $  754     $ 1,767    $ 2,399

Interest expense            631       872       2,092      2,773
                       --------   --------     --------  --------
Net loss                $  (74)    $(118)     $  (325)    $ (374)
                       ========   ========     ========  ========




The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Balance Sheets
September 26, 1999 and December 27, 1998
(Dollar amounts in thousands)

                                             Sep. 26,    Dec. 27,
                                                 1999        1998
                                             --------    --------
                                           (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $    1     $     1
  Collection account                            1,642         858
                                             --------     --------
                                                1,643         859


Interest receivable                                62          82
Government National and Federal National
  Mortgage Association Certificates             8,584      11,298
                                              -------     -------
TOTAL ASSETS - TRUST B                        $10,289     $12,239
                                             ========     ========

Liabilities and Owner's Beneficial Interest

Interest payable                               $  236     $   301
Collateralized Mortgage Obligation bonds, net   8,206      10,184

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                             1,846       1,753
                                               -------      ------
    Total Owner's Beneficial Interest           1,847       1,754

TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST -  TRUST B                           $10,289     $12,239
                                              ========    ========


The accompanying notes are an integral part of these statements.

				- 8 -





Mortgage Securities III Trust C
Balance Sheets
September 26, 1999 and December 27, 1998
(Dollar amounts in thousands)

                                             Sep. 26,     Dec. 27,
                                                 1999      1998
                                             --------     --------
                                            (Unaudited)
Assets

Receivable from beneficial owner               $  972     $   972
                                              --------    --------
TOTAL ASSETS - TRUST C                         $  972     $   972
                                              ========    ========

Owner's Beneficial Interest

Owner's beneficial interest                    $    1     $     1
Retained earnings                                 971         971
                                              --------    --------
TOTAL OWNER'S BENEFICIAL INTEREST - TRUST C    $  972     $   972
                                              ========    ========


The accompanying notes are an integral part of these statements.





Mortgage Securities III Trust D
Balance Sheets
September 26, 1999 and December 27, 1998

(Dollar amounts in thousands)

                                             Sep. 26,     Dec. 27,
                                                1999         1998
                                              --------    --------
                                            (Unaudited)
Assets

Cash and equivalents:
  Trust account                               $    1       $     1
  Collection account                             144           212
                                              --------    --------
                                                 145           213

Receivable from beneficial owner                 129            95
Interest receivable                               46            70
Government National and Federal National
  Mortgage Association Certificates            7,564         9,855
                                               -------     -------
TOTAL ASSETS - TRUST D                        $7,884     $  10,233
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                              $  107       $   141
Collateralized Mortgage Obligation bonds,net   7,504         9,817

Owner's Beneficial Interest:
  Owner's beneficial interest                      1             1
  Retained earnings                              272           274
                                               -------      ------
    Total Owner's Beneficial Interest            273           275
                                               -------      ------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST D                            $7,884      $ 10,233
                                              ========    ========


The accompanying notes are an integral part of these statements.




Mortgage Securities III Trust E
Balance Sheets
September 26, 1999 and December 27, 1998
(Dollar amounts in thousands)

                                              Sep. 26,        Dec. 27,
                                                1999           1998
                                             ----------      ----------
                                             (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $    1         $    1
  Collection account                            2,253          3,328
                                             ----------      --------
                                                2,254          3,329

Interest receivable                               171            222
Government National Mortgage Association
  Certificates                                 25,897         33,430
                                               -------       --------
TOTAL ASSETS - TRUST E                        $28,322       $ 36,981
                                              ========       ========

Liabilities and Owner's Beneficial Interest

Interest payable                               $  495        $   687
Collateralized Mortgage Obligation bonds,net   20,655         28,797

Owner's Beneficial Interest:
  Owner's beneficial interest                  36,294         36,294
  Accumulated deficit                         (29,122)       (28,797)
                                               -------        ------
    Total Owner's Beneficial Interest           7,172          7,497
                                               -------        ------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST E                           $ 28,322       $ 36,981
                                              ========       ========




The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Statement of Cash Flows
For the Periods Ended September 26, 1999 and September 27, 1998
(Unaudited)
(Dollar amounts in thousands)

                                           Thirty-Nine Weeks
                                                 Ended
                                         ---------------------
                                          Sep. 26,    Sep. 27,
                                            1999         1998
                                        ----------      --------
Cash flows from operations:
  Net income (loss)                      $    93      $   (13)
Changes in:
  Interest receivable                         20           19
  Interest payable                           (65)          23
                                        ----------      --------
Net cash flows from operations                48           29
                                        ----------      --------

Cash flows from investing activities:
    Collections  on  mortgage   backed     2,714        2,775
    certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds             (1,978)      (2,355)
                                        ----------      --------
Net increase in cash and equivalents         784          449

Cash and equivalents at beginning
   of year                                   859          700
                                        ----------      --------
Cash and equivalents at end of period    $ 1,643      $ 1,149
                                        ==========      ========

Supplemental disclosure:
   Cash paid during the period for
     interest                            $   644      $   871




The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust C
Statement of Cash Flows
For the Periods Ended September 26, 1999 and September 27, 1998
(Unaudited)
(Dollar amounts in thousands)


                                         Thirty-Nine Weeks
                                               Ended
                                       ---------------------
                                        Sep. 26,    Sep. 27,
                                          1999         1998
						  -----------   ----------
Cash flows from operations:
  Net income                           $     -      $     6
Changes in:
  Interest receivable                        -           13
  Interest payable                           -          (41)
						  -----------   ----------
Net cash flows from operations               -          (22)
						  -----------   ----------
Cash flows from investing activities:
  Collections  on  mortgage   backed       -          1,888
  certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds                        (1,874)
  Payable to beneficial owner                -        9,922
						  -----------   ----------
Cash flows from financing                             8,048

Net increase in cash and
   equivalents                               -        9,914

Cash and equivalents at beginning
   of year                                   -          890
						  -----------   ----------
Cash and equivalents at end of period  $     -      $10,804
						  -----------   ----------
Supplemental disclosure:
   Cash paid during the period for
     interest                          $     -      $   784




The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statement of Cash Flows
For the Periods Ended September 26, 1999 and September 27, 1998
(Unaudited)
(Dollar amounts in thousands)


                                         Thirty-Nine Weeks
                                               Ended
                                        --------------------
                                        Sep. 26,    Sep. 27,
                                          1999        1998
    						    --------   ---------
Cash flows from operations:
  Net loss                             $   (2)       $  (78)

Changes in:
  Interest receivable                      24            12
  Receivable from beneficial owner        (34)          (50)
  Interest payable                        (34)           65
    						    --------   ---------
Net cash flows from operations            (46)          (51)

Cash flows from investing activities:
 Collections on mortgage backed         2,291         2,282
  certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds          (2,313)       (1,704)
    						    --------   ---------
Net (decrease) increase in cash and
  equivalents                             (68)          527

Cash and equivalents at beginning
   of year                                213           121
    						    --------   ---------

Cash and equivalents at end of period    $145       $   648
    						     ========   =========

Supplemental disclosure:
   Cash paid during the period for
     Interest                           $ 578       $   775





The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statement of Cash Flows
For the Periods Ended September 26, 1999 and September 27, 1998
(Unaudited)
(Dollar amounts in thousands)


                                         Thirty-Nine Weeks
                                               Ended
                                        --------------------
                                        Sep. 26,    Sep. 27,
                                          1999        1998
						    ---------  ----------
Cash flows from operations:
  Net loss                              $ (325)      $ (374)
  Non-cash charges to income:
    Amortization                           412          408

Changes in:
  Interest receivable                       51           41
  Interest payable                        (192)        (121)
						    ---------  ----------
Net cash flows from operations             (54)         (46)
						    ---------  ----------

Cash flows from investing activities:
    Collections on mortgage backed       7,533        6,038
    certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds           (8,554)      (5,369)
						    ---------  ----------

 Net increase in cash and equivalents   (1,075)         623

Cash and equivalents at beginning
   of year                               3,329        2,313
						    ---------  ----------
Cash and equivalents at end of period  $ 2,254      $ 2,936
						    =========  ==========
Supplemental disclosure:
   Cash paid during the period for
     Interest                          $ 1,872      $ 2,486



The accompanying notes are an integral part of these statements.



Mortgage Securities III Trusts B, C, D and E
Notes to Financial Statements
For the Thirty-Nine Weeks Ended September 26, 1999
(Dollar amounts in thousands)


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

       Each  Trust has issued a series of Collateralized Mortgage
       Obligations as follows:


       Trust                Date Issued           Bonds Issued
       ------            ------------------       -------------
         B               September 30, 1986       $100,000
         D               February 27, 1987        $ 75,600
         E               December 22, 1987        $131,600

                           - 16 -

       Trust B and D's remaining Bonds are collateralized by GNMA
       and   FNMA   certificates  and   Trust   E's   Bonds   are
       collateralized by GNMA certificates. Trust C Bonds have been fully repaid.

       Activity during the third quarter of 1999 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders.

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

       The cost and estimated market values of investments in debt securities at September 26, 1999, were as follows:

                                      Gross       Gross     Estimated
                                    Unrealized  Unrealized    Market
          Held to Maturity:   Cost    Gains      Losses       Value
                            -------  ---------- ----------  ----------
           Mortgage-backed
             Securities
               Trust B        8,584      193         -      8,777
               Trust D        7,564      114         -      7,678
               Trust E       25,897       -          97    25,800

       The   Trusts  are  legally  precluded  from  selling  the
       investments in debt securities, except in the case of a call of the Bonds as discussed in Note 3.

Note 3.Collateralized Mortgage Obligation Bonds:

       Collateralized Mortgage Obligation Bonds at September  26,
       1999 and December 27, 1998 consist of the following:
                                               Sep. 26,   Dec. 27,
                                                1999        1998
                                               ---------  --------
        Trust B:
        Class 4 - 9.00%, stated maturity
          October 1, 2016                     $ 8,206     $10,184

        Trust D:
        Class 3 - 8.60%, stated maturity
          March 1, 2017                       $ 7,504      $9,817

        Trust E:
        Class 4 - 9.00%, stated maturity
          January 1, 2018                      22,020      30,574
        Unamortized discount                   (1,365)     (1,777)
                                               ---------  --------
                                              $20,655     $28,797



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