Form 10-K
period 1999-12-26
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E
filed 2000-03-23
CIK 785818, 799630, 808264, 814144, 826488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K

               [x]Annual Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934

               [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the Fiscal Year Ended December 26, 1999




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


The   Registrant  meets  the  conditions  set  forth   in   General
Instruction I(1)(a) and (b) of Form 10-K and is therefore, filing this form with the reduced disclosure format.

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

PART II

     Item 5.   Market for the Registrant's Beneficial Interest
                 and Related Security Holder Matters...................2
     Item 6.   Selected Financial Data.................................2
     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................2
     Item 8.   Financial Statements and Supplementary Data.............3
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures..................3

PART III

     Item 10.  Directors and Executive Officers of the Registrant......3
     Item 11.  Executive Compensation..................................3
     Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management.................................3
     Item 13.  Certain Relationships and Related Transactions..........3

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K...................................4

SIGNATURE      ........................................................6

Report of Independent Public Accountants...............................7

Statements of Operations for the Three Years Ended December 26, 1999

          Trust A                                                9
          Trust B                                               10
          Trust C                                               11
          Trust D                                               12
          Trust E                                               13
          Trust F                                               14

Balance Sheets as of December 26, 1999 and December 27, 1998

          Trust A                                               15
          Trust B                                               16
          Trust C                                               17
          Trust D                                               18
          Trust E                                               19
          Trust F                                               20

[CAPTION]
Mortgage Securities III Trusts A, B, C, D, E and F
Table of Contents

                                                          Page No.

Statements of Changes in Owner's Beneficial Interest for the
Three Years Ended December 26, 1999

          Trust A                                               21
          Trust B                                               22
          Trust C                                               23
          Trust D                                               24
          Trust E                                               25
          Trust F                                               26


Statements of Cash Flows for the Three Years Ended December 26, 1999

          Trust A                                               27
          Trust B                                               28
          Trust C                                               29
          Trust D                                               30
          Trust E                                               31
          Trust F                                               32


Notes to Financial Statements for the Three Years Ended
   December 26, 1999............................................33


Schedule XIII-Other Security Investments

          Trust B                                               39
          Trust D                                               40
          Trust E                                               41

INDEX  TO EXHIBITS..............................................42

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

PART II

Item 5. Market for the Registrant's Beneficial Interest and Related Security Holder Matters

         As of March 20, 2000, the Trusts' beneficial interest is owned by Mortgage Securities III Corporation and is not traded on any stock exchange or on the over-the-counter market.

Item 6.  Selected Financial Data

         Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.  Management's  Discussion  and  Analysis  of   Financial
         Condition and Results of Operations

         Business activity during 1999, 1998 and 1997 consisted of the collection of principal and interest by the trustee on the GNMA and FNMA certificates and the disbursement of the required payment of interest and principal to the bondholders.

         The following table outlines principal payments made by the Trusts during 1999 to the bondholders (in thousands).

                             Class 3      Class 4       Total
                  Trust A    $     -      $     -    $      -
                  Trust B          -        3,435       3,435
                  Trust C          -            -           -
                  Trust D      2,776            -       2,776
                  Trust E          -       10,310      10,310
                  Trust F          -            -           -

         This rate of payment is sufficient to retire the Bonds prior to their stated maturity.

         The Trusts, like all other companies using computers and microprocessors, was faced with the task of addressing the Year 2000 problem. The business activities of the Trusts, which consists of the collection of principal and interest on the GNMA and FNMA certificates securing the bonds issued by the Trusts and disbursing the required payment of principal and interest to the bondholders, are conducted by third party suppliers to the Trusts. Certain accounting, administrative and clerical services are provided to the Trusts by an affiliate. Consequently, the

         Trusts did not incur and any expenses for Year 2000 remediation. During the transition to the year 2000, the
         Trusts   did   not   experience  problems   that   affected
         operations.


Item 8.  Financial Statements and Supplementary Data

         The financial statements of the Trusts, together with the related Notes to Financial Statements and Report of Independent Public Accountants, for the three years ended December 26, 1999, are included herein.

Item 9.  Changes in  and  Disagreements  with  Accountants  on
         Accounting and Financial Disclosures

         There was no change in accountants, nor any material disagreement with accountants on any matter of accounting principles, practices or financial statement disclosures, during the year ended December 26, 1999.

PART III

Item 10. Directors and Executive Officers of the Registrant
         Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 11. Executive Compensation
         Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions
         Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (1)  The following documents are filed as part of this report:

            (a) Report of Independent Public Accountants.

            (b) Financial Statements:

                Statements of Operations

                  Trust A for the Three Years Ended December 26, 1999 Trust B for the Three Years Ended December 26, 1999 Trust C for the Three Years Ended December 26, 1999 Trust D for the Three Years Ended December 26, 1999 Trust E for the Three Years Ended December 26, 1999 Trust F for the Three Years Ended December 26, 1999

                Balance Sheets

                  Trust A as of December 26, 1999 and December 27, 1998 Trust B as of December 26, 1999 and December 27, 1998 Trust C as of December 26, 1999 and December 27, 1998 Trust D as of December 26, 1999 and December 27, 1998 Trust E as of December 26, 1999 and December 27, 1998 Trust F as of December 26, 1999 and December 27, 1998

                Statements of Changes in Owner's Beneficial Interest

                  Trust A for the Three Years Ended December 26, 1999 Trust B for the Three Years Ended December 26, 1999 Trust C for the Three Years Ended December 26, 1999 Trust D for the Three Years Ended December 26, 1999 Trust E for the Three Years Ended December 26, 1999 Trust F for the Three Years Ended December 26, 1999

                Statements of Cash Flows

                   Trust A for the Three Years Ended December 26, 1999 Trust B for the Three Years Ended December 26, 1999 Trust C for the Three Years Ended December 26, 1999 Trust D for the Three Years Ended December 26, 1999 Trust E for the Three Years Ended December 26, 1999 Trust F for the Three Years Ended December 26, 1999


                Notes to Financial Statements for the Three Years Ended December 26, 1999.

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


         (3) Financial Statement Schedules required by Regulation S-X are included in Item (1)(c) above.

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of March 2000.


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


                                 By:    ____________________________

                                        Denise M. Geran
                                        Senior Financial Services Officer

Report of Independent Public Accountants



To the Beneficial Owner of Mortgage
Securities III Trusts A, B, C, D, E and F


We have audited the accompanying balance sheets of Mortgage Securities III Trusts A, B, C, D, E and F (trusts established under the laws of the State of Delaware) as of December 26, 1999 and December 27, 1998, and the related statements of operations, changes in owner's beneficial interest and cash flows for each of the three years in the period ended December 26, 1999. These financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortgage Securities III Trusts A, B, C, D, E and F, as of December 26, 1999 and December 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1999 in conformity with generally accepted accounting principles.

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




                                   ARTHUR ANDERSEN LLP



Seattle, Washington
February 9, 2000

Mortgage Securities III Trust A
Statements of Operations
For the Three Years Ended December 26, 1999

(Dollar amounts in thousands)

                                     1999       1998        1997
                                  ---------  ---------   ---------
Interest income                   $       -   $      -   $     676

Interest expense                          -          -         594

Other income                              -          -         425
                                  ---------  ---------   ---------
                                          -          -           -

Net income                        $       -   $      -   $     507
                                  =========  =========   =========

                                -9-

Mortgage Securities III Trust B
Statements of Operations
For the Three Years Ended December 26, 1999

(Dollar amounts in thousands)


                                     1999       1998        1997
                                  --------   ---------   ---------
Interest income                   $    855    $  1,136    $  1,573

Interest expense                       727       1,118       1,481
                                  ---------  ---------   ---------
Net income                        $    128    $     18    $     92
                                  =========  =========   =========

                                -10-

Mortgage Securities III Trust C
Statements of Operations
For the Three Years Ended December 26, 1999

(Dollar amounts in thousands)


                                     1999       1998        1997
                                   --------  ---------   ---------

Interest income                   $       -  $     742   $   1,312

Interest expense                          -        742       1,426

Gain on sale                              -        272           -
                                  ---------  ---------   ---------

Net income (loss)                 $       -  $     272   $   (114)
                                  =========  =========   =========

                                -11-

Mortgage Securities III Trust D
Statements of Operations
For the Three Years Ended December 26, 1999

(Dollar amounts in thousands)


                                     1999       1998        1997
                                   --------  ---------   ---------
Interest income                   $     695   $    983   $   1,145

Interest expense                        698      1,058       1,198
                                  ---------  ---------   ---------
Net loss                          $     (3)   $   (75)   $    (53)
                                  =========  =========   =========

Mortgage Securities III Trust E
Statements of Operations
For the Three Years Ended December 26, 1999

(Dollar amounts in thousands)


                                     1999       1998        1997
                                   --------  ----------   --------

Interest income                    $  2,279   $   3,106   $  3,994

Interest expense                      2,685       3,597      4,716

Interest expense to affiliate             -           -        696

                                  ---------  ----------   ---------
Net loss                           $  (406)   $   (491)   $ (1,418)
                                  =========  ==========   =========

                                -13-

Mortgage Securities III Trust F
Statements of Operations
For the Three Years Ended December 26, 1999

(Dollar amounts in thousands)


                                     1999       1998        1997
                                  ---------  ---------   ---------
Interest income                   $       -  $       -   $     822

Interest expense                          -          -         917

Interest expense to affiliate             -          -         180

Other income                              -          -         450

                                  ---------  ---------   ---------
Net income                        $     -     $    -     $   175
                                  =========  =========   =========

                                -14-

Mortgage Securities III Trust A
Balance Sheets
December 26, 1999 and December 27, 1998

(Dollar amounts in thousands)

                                             1999        1998

TOTAL ASSETS - TRUST A                        $    -      $    -
                                             ========    ========




TOTAL OWNER'S BENEFICIAL INTEREST - TRUST A   $    -      $    -
                                             ========    ========









                                -15-

Mortgage Securities III Trust B
Balance Sheets
December 26, 1999 and December 27, 1998

(Dollar amounts in thousands)
                                               1999        1998
Assets
Cash and equivalents:
  Trust account                              $     1     $     1
  Collection account                             584         858
                                                 585         859


Interest receivable                               59          82
Government National and Federal National
  Mortgage Association Certificates            8,186      11,298
                                             --------    --------
TOTAL ASSETS - TRUST B                       $ 8,830     $12,239
                                             ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                             $   199     $   301

Collateralized Mortgage Obligation bonds,
  net                                          6,749      10,184

Owner's Beneficial Interest:
  Owner's beneficial interest                      1           1
  Retained earnings                            1,881       1,753

    Total Owner's Beneficial Interest          1,882       1,754

TOTAL  LIABILITIES  AND OWNER'S  BENEFICIAL
INTEREST - TRUST B                           $ 8,830     $12,239
                                             ========    ========






Mortgage Securities III Trust C
Balance Sheets
December 26, 1999 and December 27, 1998

(Dollar amounts in thousands)
                                             1999        1998
Assets

Receivable from beneficial owner             $     -     $   972

TOTAL ASSETS - TRUST C                       $     -     $   972
                                             ========    ========



Owner's Beneficial Interest

Owner's Beneficial Interest:
  Owner's beneficial interest                $     -     $     1
  Retained earnings                                -         971

    Total Owner's Beneficial Interest              -         972

TOTAL OWNER'S BENEFICIAL INTEREST - TRUST C  $     -     $   972
                                             ========    ========



Mortgage Securities III Trust D
Balance Sheets
December 26, 1999 and December 27, 1998

(Dollar amounts in thousands)

                                             1999        1998
Assets
Cash and equivalents:
  Trust account                              $     1     $     1
  Collection account                             104         212
                                                 105         213


Receivable from beneficial owner                 143          95
Interest receivable                               40          70
Government National and Federal National
  Mortgage Association Certificates            7,126       9,855

TOTAL ASSETS - TRUST D                       $ 7,414     $10,233
                                             ========    ========


Liabilities and Owner's Beneficial Interest

Interest payable                              $  101      $   141
Collateralized Mortgage Obligation bonds,
  net                                          7,041        9,817

Owner's Beneficial Interest:
  Owner's beneficial interest                      1            1
  Retained earnings                              271          274

    Total Owner's Beneficial Interest            272          275

TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST D                            $7,414      $10,233
                                             ========    ========





                                -18-

Mortgage Securities III Trust E
Balance Sheets
December 26, 1999 and December 27, 1998

(Dollar amounts in thousands)
                                                 1999       1998
Assets
Cash and equivalents:
  Trust account                               $     1     $    1
  Collection account                            1,516      3,328
                                                1,517      3,329


Interest receivable                               164        222
Government National Mortgage Association
  Certificates                                 24,899     33,430

TOTAL ASSETS - TRUST E                        $26,580    $36,981


Liabilities and Owner's Beneficial Interest

Interest payable                              $   456     $  687
Collateralized Mortgage Obligation bonds,
  net                                          19,033     28,797

Owner's Beneficial Interest:
  Owner's beneficial interest                  36,294     36,294
  Accumulated deficit                         (29,203)   (28,797)

    Total Owner's Beneficial Interest           7,091      7,497

TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST -                                    $26,580    $36,981
TRUST E
                                             =========   ========




Mortgage Securities III Trust F
Balance Sheets
December 26, 1999 and December 27, 1998

(Dollar amounts in thousands)

                                              1999       1998

TOTAL ASSETS - TRUST F                        $     -     $     -




TOTAL OWNER'S BENEFICIAL INTEREST - TRUST F   $     -     $     -




                                -20-

Mortgage Securities III Trust A
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 26, 1999

(Dollar amounts in thousands)

                                 Owner's      Retained
                                 Beneficial   Earnings      Total
                                 Interest
Balance at December 29, 1996     $     1      $   757      $  758
Net income                             -          507         507
Balance at December 28, 1997           1        1,264       1,265
Dividends paid                         -       (1,264)     (1,264)
Return of owner's beneficial          (1)           -          (1)
interest
Balance at December 27, 1998           -            -           -
Balance at December 26, 1999     $     -      $     -      $    -




Mortgage Securities III Trust B
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 26, 1999

(Dollar amounts in thousands)

                                 Owner's      Retained
                                 Beneficial   Earnings      Total
                                 Interest
Balance at December 29, 1996     $      1     $ 1,643      $1,644
Net income                              -          92          92
Balance at December 28, 1997            1       1,735       1,736
Net income                              -          18          18
Balance at December 27, 1998            1       1,753       1,754
Net income                              -         128         128
Balance at December 26, 1999     $      1     $ 1,881      $1,882


Mortgage Securities III Trust C
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 26, 1999

(Dollar amounts in thousands)

                                 Owner's      Retained
                                 Beneficial   Earnings      Total
                                 Interest
Balance at December 29, 1996     $      1     $   813      $  814
Net loss                                -        (114)       (114)
Balance at December 28, 1997            1         699         700
Net income                              -         272         272
Balance at December 27, 1998            1         971         972
Dividends paid                          -        (971)       (971)
Return  of  owner's  beneficial        (1)          -          (1)
interest
Balance at December 26, 1999     $      -     $     -      $    -


Mortgage Securities III Trust D
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 26, 1999

(Dollar amounts in thousands)

                                 Owner's      Retained
                                 Beneficial   Earnings      Total
                                 Interest
Balance at December 29, 1996     $      1     $   472      $  473
Dividends paid                          -         (70)        (70)
Net loss                                -         (53)        (53)
Balance at December 28, 1997            1         349         350
Net loss                                -         (75)        (75)
Balance at December 27, 1998            1         274         275
Net loss                                -          (3)         (3)
Balance at December 26, 1999     $      1     $   271      $  272



                                -24-

Mortgage Securities III Trust E
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 26, 1999

(Dollar amounts in thousands)

                                 Owner's      Accumulated
                                 Beneficial   Deficit       Total
                                 Interest
Balance at December 29, 1996     $      1     $(26,888)   $(26,887)
Contribution                       36,293            -      36,293
Net loss                                -       (1,418)     (1,418)
Balance at December 28, 1997       36,294      (28,306)      7,988
Net loss                                -         (491)       (491)
Balance at December 27, 1998       36,294      (28,797)      7,497
Net loss                                -         (406)       (406)
Balance at December 26, 1999     $ 36,294     $(29,203)   $  7,091



Mortgage Securities III Trust F
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 26, 1999

(Dollar amounts in thousands)

                                 Owner's      Accumulated
                                 Beneficial   Deficit       Total
                                 Interest
Balance at December 29, 1996     $      1    $ (6,716)      $(6,715)
Contribution                        9,374           -         9,374
Net income                              -         175           175
Balance at December 28, 1997        9,375      (6,541)        2,834
Return  of  owner's  beneficial    (9,375)      6,541        (2,834)
interest
Balance at December 27, 1998            -           -             -
Balance at December 26, 1999     $      -    $      -       $     -



Mortgage Securities III Trust A
Statements of Cash Flows
For the Three Years Ended December 26, 1999

(Dollar amounts in thousands)
                                        1999        1998        1997
Cash flows from operations:
  Net income                         $     -     $     -     $   507
  Non-cash charges to income:
    Amortization                           -           -           3
    Write-offs                             -           -          81
Changes in:
  Interest receivable                      -           -          85
  Receivable from beneficial owner         -       1,263      (1,263)
  Interest payable                         -           -        (305)

Cash flows from operations                 -       1,263        (892)

Cash     flows    from     investing
activities:
  Collections on mortgage backed
    certificates                           -           -      10,192

Cash     flows    from     financing
activities:
  Return of owner's beneficial             -          (1)          -
interest
  Dividends paid                           -      (1,264)          -
  Payments on collateralized
    mortgage obligation bonds.             -           -     (10,068)

Cash flows from financing activities       -      (1,265)    (10,068)

Net decrease in cash and equivalents       -          (2)       (768)
Cash and equivalents at beginning
   of year                                 -           2         770

Cash and equivalents at end of year  $     -     $     -     $     2

Supplemental disclosure:
   Cash paid during the year for
     interest                        $     -     $     -     $   850



                                -27-

Mortgage Securities III Trust B
Statements of Cash Flows
For the Three Years Ended December 26, 1999

(Dollar amounts in thousands)
                                        1999        1998        1997
Cash flows from operations:
  Net income                         $   128     $    18     $    92
  Non-cash charges to income:
    Amortization                           -           -           3
    Write-offs                             -           -          99
    Accretion of interest                  -           -         334
  Changes in:
    Interest receivable                   23          23          31
    Interest payable                    (102)         (1)       (170)

Cash flows from operations                49          40         389

Cash     flows    from     investing
activities:
  Collections on mortgage backed
    certificates                       3,112       3,373       2,178

Cash     flows    from     financing
activities:
  Payments on collateralized
    mortgage obligation bonds         (3,435)     (3,254)     (2,765)

Net increase (decrease) in cash and
  equivalents                           (274)         159       (198)
Cash and equivalents at beginning
  of year                                859         700         898

Cash and equivalents at end of year  $   585     $   859     $   700

Supplemental disclosure:
  Cash paid during the year for
   interest                          $   829     $ 1,119     $ 1,353


Mortgage Securities III Trust C
Statements of Cash Flows
For the Three Years Ended December 26, 1999

(Dollar amounts in thousands)
                                        1999        1998        1997
Cash flows from operations:
  Net income (loss)                  $     -     $   272     $  (114)
  Non cash charges:
    Amortization                           -           -          13
    Write-offs                             -           -         202
    Gain on sale                           -        (272)          -
  Changes in:
    Interest receivable                    -          87          21
    Receivable from beneficial owner     972        (972)          -
    Interest payable                       -        (274)       (152)

Cash flows from operations                 -      (1,159)        (30)

Cash flows from investing activities
  Collections on mortgage backed
  certificates                             -      12,510       2,098

Cash     flows    from     financing
  activities:
Return of owner's beneficial            (1)          -           -
  interest
  Dividends paid                        (971)          -           -
  Payments on collateralized
    mortgage obligation bonds              -     (12,241)     (2,079)

Cash flows from financing activities    (972)    (12,241)     (2,079)

Net decrease in cash and equivalents       -        (890)        (11)
Cash and equivalents at beginning
  of year                                  -         890         901


Cash and equivalents at end of year  $     -     $     -     $   890

Supplemental disclosure:
  Cash paid during the year for
   interest                          $     -     $ 1,016     $ 1,207




Mortgage Securities III Trust D
Statements of Cash Flows
For the Three Years Ended December 26, 1999

(Dollar amounts in thousands)
                                        1999        1998        1997
Cash flows from operations:
  Net loss                           $    (3)    $   (75)    $   (53)
  Non-cash charges:
    Amortization                           -           -           7
    Write-offs                             -           -         154
  Changes in:
    Interest receivable                   30          18          19
    Receivable from beneficial owner     (48)        (67)         17
    Interest payable                     (40)         51        (123)

Cash flows from operations               (61)        (73)         21

Cash     flows    from     investing
activities:
  Collections on mortgage backed
    certificates                       2,729       2,842       2,338

Cash     flows    from     financing
activities:
  Dividends paid                           -           -         (70)
  Payments on collateralized
    mortgage obligation bonds         (2,776)     (2,677)     (2,408)

Cash flows from financing activities  (2,776)     (2,677)     (2,478)

Net (decrease) increase in cash
  and equivalents                       (108)         92        (119)
Cash and equivalents at beginning
  of year                                213         121         240


Cash and equivalents at end of year  $   105     $   213     $   121

Supplemental disclosure:
  Cash paid during the year for
   interest                          $   738     $ 1,007     $ 1,220



                                -30-

Mortgage Securities III Trust E
Statements of Cash Flows
For the Three Years Ended December 26, 1999

(Dollar amounts in thousands)
                                         1999        1998        1997
Cash flows from operations:
  Net loss                            $  (406)     $ (491)    $(1,418)
  Non-cash charges:
    Amortization                          546         544         758
    Write-offs                              -           -         (17)
    Accretion of interest                   -           -         925
  Changes in:
    Interest receivable                    58          59          55
    Interest payable                     (231)       (171)       (128)
    Interest payable to
      Weyerhaeuser Mortgage Company         -           -     (18,656)

Cash flows from operations                (33)        (59)    (18,481)

Cash     flows    from     investing
activities:
  Collections on mortgage backed
    certificates                        8,531       8,641       5,904

Cash     flows    from     financing
activities:
    Contribution                            -           -      36,293
    Payments on collateralized
      mortgage obligation bonds       (10,310)     (7,566)     (6,583)
       Payments    to   Weyerhaeuser
Mortgage                                    -           -     (16,941)
      Company

Cash     flows    from     financing  (10,310)     (7,566)     12,769
activities:

Net increase (decrease) in cash
  and equivalents                       1,812       1,016         192
Cash and equivalents at beginning
  of year                               3,329       2,313       2,121

Cash and equivalents at end of year   $ 1,517     $ 3,329     $ 2,313

Supplemental disclosure:
  Cash paid during the year for
    interest                          $ 2,370     $ 3,224     $23,118


Mortgage Securities III Trust F
Statements of Cash Flows
For the Three Years Ended December 26, 1999

(Dollar amounts in thousands)
                                      1999       1998       1997
Cash flows from operations:
  Net income (loss)                $     -     $    -     $  175
  Non-cash charges to income:
    Amortization                         -          -         71
    Write-offs                           -          -        260
    Accretion of interest                -          -        415
  Changes in:
    Interest receivable                  -          -         90
    Interest payable                     -          -       (304)
    Receivable from beneficial           -      2,832     (2,832)
owner
    Interest payable to
Weyeraheuser
      Mortgage Company                   -          -     (8,570)

Cash flows from operations               -      2,832    (10,695)

Cash    flows    from    investing
activities:
   Sale of/collections on mortgage
backed
    certificates                         -          -     11,974

Cash    flows    from    financing
activities:
  Contribution                           -          -      9,374
  Return of owner's beneficial           -     (2,834)         -
interest
  Payments on Weyerhaeuser
Mortgage                                 -          -       (624)
    Company note
  Payments on collateralized
    mortgage obligation bonds            -          -    (10,676)

Cash    flows    from    financing       -     (2,834)    (1,926)
activities

Net decrease in cash and                 -         (2)      (647)
equivalents
Cash and equivalents at beginning
  of year                                -          2        649

Cash  and  equivalents at  end  of $     -     $    -     $    2
year

Supplemental disclosure:
  Cash paid during the year for
   interest                        $     -     $    -     $9,616

Mortgage Securities III Trusts A, B, C, D, E and F
Notes to Financial Statements
For the Three Years Ended December 26, 1999

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

       Each Trust issued a series of Collateralized Mortgage Obligations (the "Bonds"). Trust B and D's Bonds are collateralized by GNMA and FNMA certificates and Trust E's Bonds are collateralized by GNMA certificates. Trust A, C and F had no remaining Bonds or related collateralization at December 26, 1999.

       Bonds originally issued were as follows:
       Trust             Date Issued              Bonds Issued
         A               June 30, 1986            $100,000
         B               September 30, 1986       $100,000
         C               December 30, 1986        $100,000
         D               February 27, 1987        $ 75,600
         E               December 22, 1987        $131,600
         F               March 30, 1988           $129,250

       Activity during 1999, 1998 and 1997, primarily consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payments of principal and interest to the bondholders. In 1998, the Bonds in Trust C were called and in 1997, the Bonds in Trusts A and F were called. All GNMA and FNMA certificates of these Trusts were sold and all Bond principal and interest were paid to the bondholders when the Bonds were called.

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

       The cost and estimated market values of investments in debt securities are as follows:


                                    Gross      Gross     Estimated
                                 Unrealized  Unrealized   Market
       Held to Maturity:    Cost    Gains      Value      Losses
        Mortgage-backed
          Securities
            Trust B        8,186     111          -        8,297
            Trust D        7,126      38          -        7,164
            Trust E       24,899       -       (290)      24,609

       The   Trusts  are  legally  precluded  from  selling  the
       investments in debt securities, except in the case of a call of the Collateralized Mortgage Obligation bonds as discussed in Note 3.

Note 3.Collateralized Mortgage Obligation Bonds:

       Collateralized Mortgage Obligation Bonds at  December  26,
       1999 and December 27, 1998 consist of the following:

                                               1999         1998
        Trust B:
        Class 4 - 9.00%, stated maturity
          October 1, 2016                    $  6,749    $ 10,184

        Trust D:
        Class 3 - 8.60%, stated maturity
          March 1, 2017                      $  7,041    $  9,817

        Trust E:
        Class 4 - 9.00%, stated maturity
          January 1, 2018                    $ 20,264    $ 30,574
        Unamortized discount                   (1,231)     (1,777)

                                             $ 19,033    $ 28,797


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

       The maturities of the Collateralized Mortgage Obligation Bonds are based on the prepayment speed (liquidations) on the GNMA and FNMA certificates collateralizing the Bonds and the reinvestment of scheduled distributions at the assumed reinvestment rates. Maturities for the succeeding five years with estimated liquidations based on current market interest rates are as follows:

                                 Trust   Trust   Trust
                                 B       D       E
                         2000    1,322   1,024   3,833
                         2001    1,179   896     3,429
                         2002    1,051   759     3,075
                         2003    954     661     2,770
                         2004    870     578     2,522

Note 4.  Assets pledged:
      Trust B and D's Bonds are collateralized by the Trusts' GNMA and FNMA certificates and the Collection Accounts. Trust E's Bonds are collateralized by Trust E's GNMA certificates and the Collection Account (see Note 3). Collections on the certificates are used to meet the quarterly Bond interest payments and to reduce the outstanding principal balance on the Bonds. As of December 26, 1999, certificates are guaranteed by the Government National Mortgage Association and the Federal National Mortgage Association as follows:


                      Government  National   Federal National
                      Mortgage Association   Mortgage Association
          Trust B            7,274                 912
          Trust D            6,225                 901
          Trust E           24,899                 N/A

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


      Trust E purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA certificates which were used to collateralize the Bonds. Trust F purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA and FNMA certificates which were used to collateralize the Bonds. The purchases were at par value, less the purchase discounts. The purchases were financed with the proceeds received from the Bond issuances and notes due to Weyerhaeuser Mortgage Company. The notes accrued interest at Bank of America's prime rate and compounded interest annually. Both the principal and interest related to the Weyerhaeuser Mortgage Company payables were paid off by Weyerhaeuser Financial Services, Inc. (Beneficial Owner) in March 1997, in anticipation of the sale of Weyerhaeuser Mortgage Company to an unrelated third party by Weyerhaeuser Financial Services, Inc. and Weyerhaeuser Company. In August 1997, Weyerhaeuser Financial Services, Inc. contributed capital to Trusts E and F, increasing beneficial owner's interest.

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

Mortgage Securities III Trust B
Schedule XIII - Other Security Investments
December 26, 1999

(Dollar amounts in thousands)
                          Number of
                          Certificates                  Market
Type of Security           Held           Cost          Value


Government National
Mortgage Association
Certificates                31          $ 7,274        $ 7,376

Federal National
Mortgage Association
Certificates                21              912            921

                            52          $ 8,186        $ 8,297



<F1>
1.   Cost  represents the uncollected principal balance  of  the
mortgage  loans  underlying the certificates.   Investments  are
grouped and are carried at cost.
<F2>
2. Market value is an estimate based on the most current information available.




Mortgage Securities III Trust D
Schedule XIII - Other Security Investments
December 26, 1999

(Dollar amounts in thousands)

                          Number of
                         Certificates                   Market
Type of Security            Held          Cost          Value
Government National
  Mortgage Association
  Certificates              23          $ 6,225        $ 6,243

Federal National
  Mortgage Association
  Certificates              10              901            921

                            33          $ 7,126        $ 7,164



<F1>
1. Cost  represents the uncollected principal balance  of  the
   mortgage  loans  underlying the certificates.   Investments  are
   grouped and are carried at cost.
<F2>
2. Market value is an estimate based on the most current information available.

Mortgage Securities III Trust E
Schedule XIII - Other Security Investments
December 26, 1999

(Dollar amounts in thousands)

                         Number of
                        Certificates                 Market
Type of Security          Held         Cost          Value
Government National
  Mortgage
Association
  Certificates              67         $24,899       $24,609




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