Form 10-Q
period 2000-03-26
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS E
filed 2000-05-10
CIK 785818, 799630, 808264, 826488

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

          For the Thirteen Weeks Ended March 26, 2000 or

     [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

          For the transition period from __________ to __________




                  Commission File Number 33-2253

             MORTGAGE SECURITIES III TRUSTS B, D AND E

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

The   Registrant  meets  the  conditions  set  forth   in   General
Instruction I(1)(a) and (b) of Form 10-Q and is therefore, filing this form with the reduced disclosure format.

Mortgage Securities III Trusts B, D and E
Index to Form 10-Q Filing
For the Thirteen Weeks Ended March 26, 2000


                                                     Page No.
Part I.   Financial Information

Item 1.   Financial Statements
             Statement of Operations
                Trust B                               3
                Trust D                               4
                Trust E                               5
             Balance Sheets
                Trust B                               6
                Trust D                               7
                Trust E                               8
             Statement of Cash Flows
                Trust B                               9
                Trust D                               10
                Trust E                               11
             Notes to Financial Statements            12

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                  1

Part II.  Other Information

Item 1.   Legal Proceedings                    (Not applicable)
Item 2.   Changes in Securities                (Not applicable)
Item 3.   Default upon Senior Securities       (Not applicable)
Item 4.   Submission of Matters to a Vote
          of Security Holders                  (Not applicable)
Item 5.   Other Information                    (Not applicable)

Part I.   Financial Information

Item 1.   Financial Statements
          See  the  Company's  financial
          statements attached hereto beginning at page 2.

Item 2.   Management's   Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

          Activity  during  the   first
          fiscal quarter of 2000 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursements of the required payment of principal and interest to the bondholders.

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of May 2000.

                         MORTGAGE SECURITIES III TRUSTS
                         B, D AND E

                         Trusts acting through Wilmington
                         Trust Company, not in its
                         capacity, but solely as Owner
                         Trustee

                         By:__________________________

                            Mary Kay Pupillo
                            Financial Services Officer

Financial Statements

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the Trusts' annual report (Form 10-K) filed with the Securities and Exchange Commission for the fiscal year ended December 26, 1999. Though not audited by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the thirteen weeks ended March 26, 2000 should not be regarded as necessarily indicative of the results that may be expected for the fiscal year 2000.

Mortgage Securities III Trust B
Statements of Operations
For the Periods Ended March 26, 1999 and March 28, 1999
(Unaudited)

(Dollar amounts in thousands)



                         Thirteen Weeks
                              Ended
                       -------------------
                       Mar. 26,   Mar. 28,
                           2000      1999
                       --------   --------
Interest income         $   175    $  242

Interest expense            141       210

                       --------   --------
Net income              $    34    $   32
                       ========   ========
























The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statements of Operations
For the Periods Ended March 26, 2000 and March 28, 1999
(Unaudited)

(Dollar amounts in thousands)



                         Thirteen Weeks
                              Ended
                       -------------------
                       Mar. 26,   Mar. 28,
                           2000      1999
                       --------   --------
Interest income         $   159    $  198

Interest expense            148       198
                       --------   --------
Net income              $    11    $    -
                       ========   ========





























The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statements of Operations
For the Periods Ended March 26, 2000 and March 28, 1999
(Unaudited)

(Dollar amounts in thousands)



                         Thirteen Weeks
                              Ended
                       -------------------
                       Mar. 26,   Mar. 28,
                           2000      1999
                       --------   --------
Interest income         $   480    $  644

Interest expense            569       765
                       --------   --------
Net loss                $   (89)   $ (121)
                       ========   ========






























The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Balance Sheets
March 26, 2000 and December 26, 1999

(Dollar amounts in thousands)

                                              Mar. 26,    Dec. 26,
                                                 2000        1999
                                              --------    --------
                                              (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $    1     $     1
  Collection account                              358         584
                                              --------    --------
                                                  359         585
Interest receivable                                56          59
Government National and Federal National
  Mortgage Association Certificates             8,006       8,186
                                              --------    --------
TOTAL ASSETS - TRUST B                         $8,421     $ 8,830
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                               $  188     $   199
Collateralized Mortgage Obligation bonds, net   6,317       6,749

Owner's Beneficial Interest:
  Owner's beneficial interest                       1           1
  Retained earnings                             1,915       1,881
                                              --------    --------
    Total Owner's Beneficial Interest           1,916       1,882
                                              --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST B                             $8,421     $ 8,830
                                              ========    ========

























The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Balance Sheets
March 26, 2000 and December 26, 1999

(Dollar amounts in thousands)

                                              Mar.26,     Dec. 26,
                                                2000         1999
                                              --------    --------
                                              (Unaudited)
Assets

Cash and equivalents:
  Trust account                               $     1     $     1
  Collection account                              159         104
                                              --------    --------
                                                 160          105

Receivable from beneficial owner                 148          143
Interest receivable                               47           40
Government National and Federal National
  Mortgage Association Certificates            6,811        7,126
                                              --------    --------
TOTAL ASSETS - TRUST D                        $7,166      $ 7,414
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                              $   97      $   101
Collateralized  Mortgage  Obligation  bonds,   6,786        7,041
net

Owner's Beneficial Interest:
  Owner's beneficial interest                      1            1
  Retained earnings                              282          271
                                              --------    --------
    Total Owner's Beneficial Interest            283          272
                                              --------    --------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST D                            $7,166      $ 7,414
                                              =========   =========








The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Balance Sheets
March 26, 2000 and December 26, 1999

(Dollar amounts in thousands)

                                              Mar. 26,    Dec. 26,
                                                 2000        1999
                                              --------    --------
                                              (Unaudited)
Assets

Cash and equivalents:
  Trust account                               $     1     $     1
  Collection account                            1,226       1,516
                                              --------    --------
                                                1,227       1,517

Interest receivable                               148         164
Government National Mortgage Association
  Certificates                                 24,169      24,899
                                              --------    --------
TOTAL ASSETS - TRUST E                        $25,544     $26,580
                                              ========    ========

Liabilities and Owner's Beneficial Interest

Interest payable                              $    432    $    456
Collateralized  Mortgage  Obligation  bonds,
net                                             18,110      19,033
Owner's Beneficial Interest:
  Owner's beneficial interest                   36,294      36,294
  Accumulated deficit                          (29,292)    (29,203)
                                               --------    -------
    Total Owner's Beneficial Interest            7,002       7,091
                                               --------    -------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST -
TRUST E                                       $ 25,544    $ 26,580
                                              =========   ========









The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Statements of Cash Flows
For the Periods Ended March 26, 2000 and March 28, 1999
(Unaudited)

(Dollar amounts in thousands)

                                       Thirteen Weeks Ended
                                       ---------------------
                                        Mar. 26,    Mar. 28,
                                           2000        1999
                                       --------    --------
Cash flows from operations:
  Net income                           $    34      $    32
Changes in:
  Interest receivable                        3            5
  Interest payable                         (11)         (20)
                                       --------    --------
Net cash flows from operations              26           17
                                       --------    --------
Cash flows from investing activities:
    Collections  on  mortgage   backed     180          641
certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds             (432)        (630)
                                       --------    --------
Net  (decrease) increase in  cash  and    (226)          28
equivalents

Cash and equivalents at beginning
   of year                                 585          859
                                       --------    --------
Cash and equivalents at end of period  $   359      $   887
                                       =========   =========
Supplemental disclosure:
   Cash paid during the period for
     interest                          $   152      $   230










The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statements of Cash Flows
For the Periods Ended March 26, 2000 and March 28, 1999
(Unaudited)

(Dollar amounts in thousands)


                                        Thirteen Weeks Ended
                                        --------------------
                                        Mar. 26,    Mar. 28,
                                           2000        1999
                                        --------   --------
Cash flows from operations:
  Net income                            $    11     $     -
Changes in:
  Interest receivable                        (7)          8
  Receivable from beneficial owner           (5)        (11)
  Interest payable                           (4)        (14)
                                        --------   --------
Net cash flows from operations               (5)        (17)
                                        --------   --------
Cash flows from investing activities:
    Collections  on  mortgage   backed
certificates                                315       1,163

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds              (255)       (915)
                                        --------   --------

Net increase in cash and equivalents         55         231

Cash and equivalents at beginning
   of year                                  105         213
                                        --------   --------
Cash and equivalents at end of period   $   160     $   444
                                        ========   =========
Supplemental disclosure:
   Cash paid during the period for
     Interest                           $   152     $   212







The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statements of Cash Flows
For the Periods Ended March 26, 2000 and March 28, 1999
(Unaudited)

(Dollar amounts in thousands)


                                        Thirteen Weeks Ended
                                        --------------------
                                        Mar. 26,    Mar. 28,
                                           2000        1999
                                        --------   --------
Cash flows from operations:
  Net loss                              $    (89)  $   (121)
  Non-cash charges to income:
    Amortization                             137        136
Changes in:
  Interest receivable                         16         21
  Interest payable                           (24)       (59)
                                        ---------   --------

Net cash flows from operations                40        (23)
                                        --------    --------
Cash flows from investing activities:
    Collections  on  mortgage   backed
certificates                                 730       3,060

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds             (1,060)     (2,639)
                                         --------   --------

Net (decrease) increase in  cash  and
equivalents                                 (290)        398

Cash and equivalents at beginning
   of year                                 1,517       3,329
                                         --------   --------
Cash and equivalents at end of period    $ 1,227     $ 3,727
                                         =========  =========
Supplemental disclosure:
   Cash paid during the period for
     Interest                            $   456     $   824







The accompanying notes are an integral part of these statements.

Mortgage Securities III Trusts B, D and E
Notes to Financial Statements
For the Thirteen Weeks Ended March 26, 2000
(Dollar amounts in thousands)





Note 1.                       Description of business:

       Mortgage Securities III Trusts B, D and E (the "Trusts") were established under the laws of Delaware by a trust agreement. Prior to December 27, 1987, the trust agreement was among Mortgage Securities III Corporation, Weyerhaeuser Real Estate Company and Wilmington Trust Company. On December 27, 1987, Weyerhaeuser Real Estate Company dividended its beneficial interests in the Trusts to Weyerhaeuser Company which in turn contributed its beneficial interests in the Trusts to Weyerhaeuser Financial Services, Inc., a wholly-owned subsidiary of Weyerhaeuser Company. The Trusts were organized and are engaged to raise funds through the issuance and sale of Collateralized Mortgage Obligation bonds (the Bonds) collateralized by Government National Mortgage Association
       (GNMA) and Federal National Mortgage Association (FNMA) certificates. The Trusts B, D and E were established on April 8, 1986 and commenced business on September 30, 1986, February 27, 1987 and December 22, 1987,
       respectively.

       Each  Trust has issued a series of Collateralized Mortgage
       Obligations as follows:

       Trust                Date Issued           Bonds Issued
       -----                -----------           ------------


         B               September 30, 1986       $100,000
         D               February 27, 1987        $ 75,600
         E               December 22, 1987        $131,600

                              -12-

       Trust B and D's remaining Bonds are collateralized by GNMA and FNMA certificates and Trust E's remaining Bonds are collateralized by GNMA certificates.

       Activity during the first quarter of 2000 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders.

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

       The cost and estimated market values of investments in debt securities at March 26, 2000, were as follows:

                                  Gross      Gross      Estimated
                                  Unrealized Unrealized Market
       Held to Maturity:  Cost    Gains      Losses     Value
                         -------  --------   --------   ----------
        Mortgage-backed
          Securities
            Trust B        8,006      174          -        8,180
            Trust D        6,811      120          -        6,931
            Trust E       24,169       -         (52)      24,117

       The   Trusts  are  legally  precluded  from  selling  the
       investments in debt securities, except in the case of a call of the Bonds as discussed in Note 3.

Note 3.Collateralized Mortgage Obligation Bonds:

       Collateralized Mortgage Obligation Bonds at March 26, 2000
       and December 26, 1999 consist of the following:
                                               Mar. 26,   Dec. 26,
                                                  2000       1999
                                               -------    -------
        Trust B:
        Class 4 - 9.00%, stated maturity
          October 1, 2016                      $ 6,317    $ 6,749
                                               =======    =======

        Trust D:
        Class 3 - 8.60%, stated maturity
          March 1, 2017                        $ 6,786    $ 7,041
                                               =======    =======

        Trust E:
        Class 4 - 9.00%, stated maturity
          January 1, 2018                       19,204     20,264

        Unamortized discount                    (1,094)    (1,231)
                                               -------    -------
                                               $18,110    $19,033
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

       Each Trust's Bonds are subject to a special redemption, in whole or in part, if, as a result of substantial payments of principal on the underlying mortgage loans and/or low reinvestment yields, the Trusts determine that the amount of cash anticipated to be on deposit in the Collection Accounts on the next payment date might be insufficient to make required payments on the Bonds. Any such redemption would not exceed the principal amount of Bonds that would otherwise be required to be paid on the next payment date. As a result, a special redemption of Bonds will not result in a payment to bondholders more than two months earlier than the payment date on which such payment would otherwise have been received. The Bonds are not otherwise subject to call at the option of the Trusts except that (a) Trust B and E's Class 4 Bonds may be redeemed in whole, but not in part, at the Trusts' option on any payment date on or after October 1, 2001, and January 1, 2003, respectively, (or on any earlier payment date if the current principal amount of Trust B and E's Class 4 Bonds are less than $6,100 and $13,160, respectively) and (b) Trust D's Class 3 Bonds may be redeemed in whole, but not in part, at the Trust's option on any payment date on or after March 1, 2002, (or on any earlier payment date if the aggregate outstanding principal amount of the Class 3 Bonds is less than 10 percent of its aggregate initial principal amount of $14,600).

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

Note 5.  Related parties:

      Trusts B and D purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA and FNMA certificates which were used to collateralize the Bonds. The purchases were at par value, plus Trust D's purchase premium and less Trust B's purchase discount. The purchases were financed with market-rate short-term debt from this affiliate until proceeds from the bond issuance were obtained.

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