Form 10-Q
period 2000-06-25
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B
filed 2000-08-04
CIK 785818, 799630

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-Q


     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

            For the Twenty-Six Weeks Ended June 25, 2000 or

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

Mortgage Securities III Trusts B, D and E
Index to Form 10-Q Filing
For the Twenty-Six Weeks Ended June 25, 2000
-------------------------------------------------------


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          Activity during the second fiscal quarter of 2000 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursements of the required payment of principal and interest to the bondholders.

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of August 2000.

                         MORTGAGE SECURITIES III TRUSTS
                         B, D AND E

                         Trusts acting through Wilmington
                         Trust Company, not in its
                         capacity, but solely as Owner
                         Trustee

                         By: __________________________
                             Mary Kay Pupillo
                             Financial Services Officer

Financial Statements

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the Trusts' annual reports (Form 10-K) filed with the Securities and Exchange Commission for the fiscal year ended December 26, 1999. Though not audited by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the twenty-six weeks ended June 25, 2000, should not be regarded as necessarily indicative of the results that may be expected for the fiscal year 2000.

Mortgage Securities III Trust B
Statement of Operations
For the Periods Ended June 25, 2000 and June 27, 1999
(Unaudited)
--------------------------------------------------------------------
(Dollar amounts in thousands)



                       Thirteen Weeks Ended   Twenty-Six Weeks Ended
                        Jun. 25    Jun. 27     Jun. 25     Jun. 27
                           2000       1999        2000        1999
--------------------------------------------------------------------
Interest income         $   174    $  219      $   349     $   461
Interest expense            134       195          275         405
--------------------------------------------------------------------
Net income              $    40    $   24      $    74     $    56
====================================================================

















    The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statement of Operations
For the Periods Ended June 25, 2000 and June 27, 1999
(Unaudited)
--------------------------------------------------------------------
(Dollar amounts in thousands)




                       Thirteen Weeks Ended   Twenty-Six Weeks Ended
                        Jun. 25    Jun. 27     Jun. 25     Jun. 27
                           2000       1999        2000        1999
--------------------------------------------------------------------
Interest income         $   145    $   179     $   304     $   377

Interest expense            143        180         290         378
--------------------------------------------------------------------
Net income (loss)       $     2    $    (1)    $    14    $     (1)
====================================================================



    The accompanying notes are an integral part of these statements.
                                   -4-

Mortgage Securities III Trust E
Statement of Operations
For the Periods Ended June 25, 2000 and June 27, 1999
(Unaudited)
--------------------------------------------------------------------

(Dollar amounts in thousands)




                       Thirteen Weeks Ended   Twenty-Six Weeks Ended
                        Jun. 25    Jun. 27     Jun. 25     Jun. 27
                           2000       1999        2000        1999
--------------------------------------------------------------------
Interest income         $   478    $   568     $   958     $  1,211

Interest expense            551        694       1,120        1,461
--------------------------------------------------------------------
Net loss                $   (73)   $  (126)    $    (1)    $   (250)
====================================================================






    The accompanying notes are an integral part of these statements.
                                   -5-

Mortgage Securities III Trust B
Balance Sheets
June 25, 2000 and December 26, 1999
--------------------------------------------------------------------
(Dollar amounts in thousands)

                                              Jun. 25        Dec. 26
                                                 2000           1999
--------------------------------------------------------------------
                                              (Unaudited)
Assets
Cash and equivalents:
  Trust account                                $     1      $      1
  Collection account                               447           584
--------------------------------------------------------------------
                                                   448           585
Interest receivable                                 55            59
Government National and Federal National
  Mortgage Association certificates              7,736         8,186
--------------------------------------------------------------------
Total assets - Trust B                         $ 8,239      $  8,830
====================================================================


Liabilities and owner's beneficial interest

Interest payable                               $   181      $    199
Collateralized mortgage obligation bonds, net    6,102         6,749

Owner's beneficial interest:
  Owner's beneficial interest                        1             1
  Retained earnings                              1,955         1,881
--------------------------------------------------------------------
  Total owner's beneficial interest              1,956         1,882
--------------------------------------------------------------------
Total liabilities and owner's beneficial
  interest -                                   $ 8,239      $  8,830
  Trust B
====================================================================





    The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Balance Sheets
June 25, 2000 and December 26, 1999
--------------------------------------------------------------------
(Dollar amounts in thousands)


                                              Jun. 25        Dec. 26
                                                 2000           1999
--------------------------------------------------------------------
                                              (Unaudited)
Assets

Cash and equivalents:
  Trust account                               $     1        $     1
  Collection account                               68            104
--------------------------------------------------------------------
                                                   69            105

Receivable from beneficial owner                  157            143
Interest receivable                                46             40
Government National and Federal National
  Mortgage Association certificates             6,663          7,126
--------------------------------------------------------------------
Total assets - Trust D                        $ 6,935        $ 7,414
====================================================================
Liabilities and owner's beneficial interest

Interest payable                              $    94        $   101
Collateralized mortgage  obligation
  bonds, net                                    6,555          7,041

Owner's beneficial interest:
  Owner's beneficial interest                       1              1
  Retained earnings                               285            271
--------------------------------------------------------------------
  Total owner's beneficial interest               286            272
--------------------------------------------------------------------
Total liabilities and owner's beneficial
interest - Trust D                            $ 6,935        $ 7,414
====================================================================





    The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Balance Sheets
June 25, 2000 and December 26, 1999
--------------------------------------------------------------------
(Dollar amounts in thousands)


                                              Jun. 25        Dec. 26
                                                 2000           1999
--------------------------------------------------------------------
                                              (Unaudited)
Assets

Cash and equivalents:
  Trust account                              $      1       $      1
  Collection account                            1,448          1,516
--------------------------------------------------------------------
                                                1,449          1,517

Interest receivable                               142            164
Government National Mortgage Association
  certificates                                 23,205         24,899
--------------------------------------------------------------------
Total assets - Trust E                       $ 24,796       $ 26,580
====================================================================

Liabilities and owner's beneficial interest

Interest payable                             $    414       $    456
Collateralized mortgage  obligation
  bonds, net                                   17,453         19,033

Owner's beneficial interest:
  Owner's beneficial interest                  36,294         36,294
  Accumulated deficit                         (29,365)       (29,203)
--------------------------------------------------------------------
  Total owner's beneficial interest             6,929          7,091
--------------------------------------------------------------------
Total liabilities and owner's beneficial
  interest - Trust E                         $ 24,796       $ 26,580
====================================================================



    The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Statement of Cash Flows
For the Periods Ended June 25, 2000 and June 27, 1999
(Unaudited)
--------------------------------------------------------------------
(Dollar amounts in thousands)


                                          Twenty-Six Weeks Ended

                                          Jun. 25        Jun. 27
                                             2000           1999
--------------------------------------------------------------------
Cash flows from operations:
  Net income                              $    74        $    56
  Changes in:
    Interest receivable                         4             10
    Interest payable                          (18)           (40)
--------------------------------------------------------------------
Net cash flows from operations                 60             26
--------------------------------------------------------------------
Cash flows from investing activities:
    Collections on mortgage backed
      certificates                            450          1,288

Cash flows from financing activities:
 Payments on collateralized
    mortgage obligation bonds                (647)        (1,300)
--------------------------------------------------------------------
Net (decrease) increase in cash and          (137)            14
equivalents

Cash and equivalents at beginning of year     585            859
--------------------------------------------------------------------
Cash and equivalents at end of period     $   448        $   873
====================================================================

Supplemental disclosure:
  Cash paid during the period for
    interest                              $   293        $   445





    The accompanying notes are an integral part of these statements.
                                   -9-

Mortgage Securities III Trust D
Statement of Cash Flows
For the Periods Ended June 25, 2000 and June 27, 1999
(Unaudited)
--------------------------------------------------------------------
(Dollar amounts in thousands)



                                          Twenty-Six Weeks Ended
                                          Jun. 25        Jun. 27
                                             1999           2000
--------------------------------------------------------------------

Cash flows from operations:
  Net income                              $    14        $    (1)
  Changes in:
    Interest receivable                        (6)            12
    Receivable from beneficial owner          (14)           (20)
    Interest payable                           (7)           (25)
--------------------------------------------------------------------
Net cash flows from operations                (13)           (34)
--------------------------------------------------------------------
Cash flows from investing activities:
    Collections on mortgage backed
      certificates                            463          1,695

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds                (486)        (1,678)
--------------------------------------------------------------------
Net decrease in cash and equivalents          (36)           (17)

Cash and equivalents at beginning of year     105            213
--------------------------------------------------------------------
Cash and equivalents at end of period     $    69        $   196
====================================================================

Supplemental disclosure:
   Cash paid during the period for        $   297        $   403
     interest





    The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statement of Cash Flows
For the Periods Ended June 25, 2000 and June 27, 1999
(Unaudited)
--------------------------------------------------------------------
(Dollar amounts in thousands)


                                          Twenty-Six Weeks Ended
                                          Jun. 25        Jun. 27
                                             1999           2000
--------------------------------------------------------------------
Cash flows from operations:
  Net loss                               $   (162)      $   (250)
  Non-cash charges to income:
    Amortization                              276            275
  Changes in:
    Interest receivable                        22             40
    Interest payable                          (42)          (128)
--------------------------------------------------------------------
Net cash flows from operations                 94            (63)
--------------------------------------------------------------------
Cash flows from investing activities:
    Collections on mortgage backed
      certificates                          1,694          5,830

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds              (1,856)        (5,739)
--------------------------------------------------------------------
Net (decrease) increase in cash and
  equivalents                                 (68)            28

Cash and equivalents at beginning of        1,517          3,329
  year
--------------------------------------------------------------------
Cash and equivalents at end of period    $  1,449       $  3,357
====================================================================

Supplemental disclosure:
 Cash paid during the period for         $    886       $  1,314
interest








   The accompanying notes are an integral part of these statements.

Mortgage Securities III Trusts B, D and E
Notes to Financial Statements
For the Twenty-Six Weeks Ended June 25, 2000
(Dollar amounts in thousands)
--------------------------------------------------------------------



Note 1. Description of business:

        Mortgage  Securities III Trusts B, D and E (the "Trusts")
        were  established under the laws of Delaware
        by  a  trust agreement.   Prior  to  December
        27,  1987,   the   trust
        agreement  was among Mortgage Securities III
        Corporation, Weyerhaeuser  Real  Estate
        Company  and  Wilmington  Trust Company.   On
        December 27, 1987, Weyerhaeuser Real  Estate
        Company dividended its beneficial interests in Mortgage Securities III Trusts B, D and E to Weyerhaeuser Company which in turn contributed its beneficial interests in the Trusts to Weyerhaeuser Financial Services,
        Inc., a whollyowned subsidiary of Weyerhaeuser
        Company. The Trusts were organized and are engaged to raise funds through the issuance and sale of collateralized mortgage obligation bonds (the "Bonds") collateralized by Government National Mortgage Association
        (GNMA) and Federal National Mortgage
        Association (FNMA) certificates.  The Trusts
        B,  D  and  E were  established on April 8,
        1986 and commenced business on September 30, 1986, February 27, 1987 and December 22, 1987,
        respectively.

        Each Trust has issued a series of Bonds as follows:


        Trust                Date Issued         Bonds Issued
        -----------------------------------------------------

         B               September 30, 1986       $100,000
         D               February 27, 1987        $ 75,600
         E               December 22, 1987        $131,600

        Trust  B and D's remaining Bonds are
        collateralized by  GNMA and    FNMA
        certificates   and   Trust   E's   Bonds   are
        collateralized by GNMA certificates.

        Activity during the second quarter of 2000 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders.

Note 2. Accounting policies:
        The  preparation of financial statements in
        conformity with generally    accepted
        accounting   principles    requires management
        to make estimates and assumptions  that  affect
        the   reported  amounts  of  assets  and
        liabilities   and disclosure  of  contingent
        assets and  liabilities  at  the date  of  the
        financial statements and the reported amounts of
        revenues  and  expenses during  the  reporting
        period. Actual results could differ from those
        estimates.
        The  bond discounts on Trusts B and D were
        written off  in 1997  as  management intends to
        prepay the  bonds  at  the earliest allowable
        prepayment date and the amounts were no longer
        material.   The  bond  discount  for  Trust  E
        is amortized on a straight-line basis, which approximates the effective interest method, over the remaining life of the instruments.
        Cash and equivalents include cash held in the collection accounts and invested in short-term investments with maturities at date of purchase of less than three months.
        The cost and estimated market values of investments in debt securities at June 25, 2000, were as follows:

                                     Gross      Gross     Estimated
                                  Unrealized  Unrealized    Market
       Held to Maturity:   Cost      Gains      Losses      Value
       ------------------------------------------------------------

        Mortgage-backed
          securities
           Trust B       $  7,736    $  169     $   -     $   7,905
           Trust D          6,663       125         -         6,788
           Trust E         23,205        90         -        23,295


        The   Trusts  are  legally  precluded  from  selling  the
        investments in debt securities, except in the
        case  of  a call of the Bonds as discussed in
        Note  3.
Note 3. Collateralized mortgage obligation bonds:
        Collateralized mortgage obligation bonds at
        June 25,  2000 and December 26, 1999 consist of
        the following:
                                               Jun. 25       Dec. 26
                                                  1999          2000
        ------------------------------------------------------------
        Trust B:
        Class 4 - 9.00%, stated maturity
          October 1, 2016                     $  6,102      $  6,749
        ============================================================

        Trust D:
        Class 3 - 8.60%, stated maturity
          March 1, 2017                       $  6,555      $  7,041
        ============================================================

        Trust E:
        Class 4 - 9.00%, stated maturity
          January 1, 2018                     $ 18,408      $ 20,264
        Unamortized discount                      (955)       (1,231)
        ------------------------------------------------------------
                                              $ 17,453      $ 19,033
        ============================================================

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

Note 5. Related parties:
        Trusts  B  and  D purchased from an affiliate,
        Weyerhaeuser
        Mortgage Company, GNMA and FNMA certificates
        which were used to  collateralize  the  Bonds.
        The purchases  were  at  par value,  plus Trust
        D's purchase premium and less  Trust  B's
        purchase discount.  The purchases were financed
        with marketrate short-term debt from this
        affiliate until proceeds from the bond issuance
        were obtained.
        Trust  E  purchased from an affiliate,
        Weyerhaeuser Mortgage Company,  GNMA
        certificates which were used to collateralize
        the  Bonds. The purchase was at par value, less
        the purchase discount.   The  purchase  was
        financed  with  the  proceeds received  from
        the  Bond  issuances  and  a  note  due   to
        Weyerhaeuser Mortgage Company.  The note accrued
        interest at Bank   of  America's  prime  rate
        and  compounded  interest annually.   Both the
        principal and interest related  to  the
        Weyerhaeuser  Mortgage  Company  payable  was
        paid  off  by Weyerhaeuser  Financial  Services,
        Inc.,  (the  "Beneficial Owner")  in  March
        1997, in anticipation  of  the  sale  of
        Weyerhaeuser Mortgage Company to an unrelated
        third party by Weyerhaeuser   Financial
        Services,  Inc.  and  Weyerhaeuser Company.   In
        August 1997, Weyerhaeuser Financial  Services,
        Inc.   contributed  capital  to  Trust  E,
        increasing the
        Beneficial Owner's interest.
        Certain ongoing administrative and accounting functions are provided by the Beneficial Owner at no cost to each Trust.

Note 6. Results of operations:
        All  results  of  operations will be
        transferred to the Beneficial Owner of the Trusts. Mortgage Securities III Corporation will be responsible for all tax liabilities incurred relating to the Trusts' operations.