Form 10-Q
period 2000-09-24
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS E
filed 2000-11-13
CIK 785818, 799630, 808264, 826488

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

       For the Thirty-Nine Weeks Ended September 24, 2000 or

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

Mortgage Securities III Trusts B, D and E
Index to Form 10-Q Filing
For the Thirty-Nine Weeks Ended September 24, 2000
-------------------------------------------------------------------

[TEXT]
                                                     Page No.
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

Item 2.   Management's   Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

          Activity  during  the   third
          fiscal quarter of 2000 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursements of the required payment of principal and interest to the bondholders.

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of November 2000.

                         MORTGAGE SECURITIES III TRUSTS
                         B, D AND E

                         Trusts acting through Wilmington
                         Trust Company, not in its
                         capacity, but solely as Owner
                         Trustee

                         By:  __________________________

                              Mary Kay Pupillo
                              Financial Services Officer

Financial Statements

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the Trusts' annual reports (Form 10-K) filed with the Securities and Exchange Commission for the fiscal year ended December 26, 1999. Though not audited by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the thirty-nine weeks ended September 24, 2000, should not be regarded as necessarily indicative of the results that may be expected for the fiscal year 2000.

Mortgage Securities III Trust B
Statement of Operations
For the Periods Ended September 24, 2000 and September 26, 1999
(Unaudited)

-----------------------------------------------------------------
(Dollar amounts in thousands)



                         Thirteen Weeks        Thirty-Nine Weeks
                              Ended                  Ended
                        Sep. 24  Sep. 26      Sep. 24    Sep. 26
                           2000     1999         2000       1999
-----------------------------------------------------------------
Interest income         $   166    $  211     $   515    $   672

Interest expense            128       174         403        579
-----------------------------------------------------------------
Net income              $    38    $   37     $   112    $    93
================================================================


























              The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statement of Operations
For the Periods Ended September 24, 2000 and September 26, 1999
(Unaudited)
-------------------------------------------------------------------
(Dollar amounts in thousands)




                         Thirteen Weeks        Thirty-Nine Weeks
                              Ended                  Ended
                        Sep. 24  Sep. 26      Sep. 24    Sep. 26
                           2000     1999         2000       1999
-----------------------------------------------------------------
Interest income         $   224    $  165     $   528    $   542

Interest expense            137       166         427        544
-----------------------------------------------------------------
Net income (loss)       $    87     $  (1)    $   101    $    (2)
=================================================================



























               The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statement of Operations
For the Periods Ended September 24, 2000 and September 26, 1999
(Unaudited)
----------------------------------------------------------------

(Dollar amounts in thousands)




                          Thirteen Weeks       Thirty-Nine Weeks
                              Ended                  Ended
                        Sep. 24  Sep. 26       Sep. 24   Sep. 26
                           2000     1999          2000      1999
-----------------------------------------------------------------
Interest income         $   445   $  557      $  1,403   $ 1,767

Interest expense            528      631         1,648     2,092
-----------------------------------------------------------------
Net loss                $   (83)  $  (74)     $   (245)  $  (325)
=================================================================





























                The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Balance Sheets
September 24, 2000 and December 26, 1999

-------------------------------------------------------------------
(Dollar amounts in thousands)

                                              Sep. 24     Dec. 26
                                                 2000        1999
-------------------------------------------------------------------
                                           (Unaudited)
Assets

Cash and equivalents:
  Trust account                                $    1     $     1
  Collection account                              504         584
-------------------------------------------------------------------
                                                  505         585

Interest receivable                                52          59
Government National and Federal National
  Mortgage Association certificates             7,400       8,186
-------------------------------------------------------------------
Total assets - Trust B                         $7,957     $ 8,830
===================================================================


Liabilities and owner's beneficial interest

Interest payable                               $  171     $   199
Collateralized mortgage obligation bonds, net   5,792       6,749

Owner's beneficial interest:
  Owner's beneficial interest                       1           1
  Retained earnings                             1,993       1,881
-------------------------------------------------------------------
  Total owner's beneficial interest             1,994       1,882
-------------------------------------------------------------------
Total liabilities and owner's beneficial
interest -                                     $7,957     $ 8,830
  Trust B
===================================================================





               The accompanying notes are an integral part of these statements.

 Mortgage Securities III Trust D
 Balance Sheets
 September 24, 2000 and December 26, 1999
 -----------------------------------------------------------------
(Dollar amounts in thousands)


                                             Sep. 24       Dec. 26
                                                2000          1999
------------------------------------------------------------------
                                          (Unaudited)
Assets

Cash and equivalents:
  Trust account                               $    1      $     1
  Collection account                             306          104
------------------------------------------------------------------
                                                 307          105

Receivable from beneficial owner                 163          143
Interest receivable                               44           40
Government National and Federal National
  Mortgage Association certificates            6,184        7,126
------------------------------------------------------------------
Total assets - Trust D                        $6,698      $ 7,414
==================================================================


Liabilities and owner's beneficial interest

Interest payable                              $   89      $   101
Collateralized  mortgage  obligation  bonds,
  net                                          6,236        7,041

Owner's beneficial interest:
  Owner's beneficial interest                      1            1
  Retained earnings                              372          271
------------------------------------------------------------------
  Total owner's beneficial interest              373          272
------------------------------------------------------------------
Total liabilities and owner's beneficial
interest - Trust D                            $6,698      $ 7,414
==================================================================





               The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Balance Sheets
September 24, 2000 and December 26, 1999
-----------------------------------------------------------------------
(Dollar amounts in thousands)

                                            Sep.  24      Dec. 26
                                                2000         1999
------------------------------------------------------------------
                                          (Unaudited)
Assets

Cash and equivalents:
  Trust account                              $     1      $     1
  Collection account                           1,198        1,516
------------------------------------------------------------------
                                               1,199        1,517

Interest receivable                              139          164
Government National Mortgage Association
  certificates                                22,455       24,899
------------------------------------------------------------------
Total assets - Trust E                       $23,793      $26,580
==================================================================


Liabilities and owner's beneficial interest

Interest payable                             $   391      $   456
Collateralized  mortgage  obligation  bonds,
  net                                         16,556       19,033

Owner's beneficial interest:
  Owner's beneficial interest                 36,294       36,294

  Accumulated deficit                        (29,448)     (29,203)
------------------------------------------------------------------
  Total owner's beneficial interest            6,846        7,091
------------------------------------------------------------------
Total liabilities and owner's beneficial
  interest - Trust E                         $23,793      $26,580
==================================================================




              The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Statement of Cash Flows
For the Periods Ended September 24, 2000 and September 26, 1999
(Unaudited)
-----------------------------------------------------------------------
(Dollar amounts in thousands)

                                         Thirty-Nine Weeks
                                               Ended
                                        Sep. 24     Sep. 26
                                          2000         1999
------------------------------------------------------------
Cash flows from operations:
  Net income                           $   112      $    93
  Changes in:
    Interest receivable                      7           20
    Interest payable                       (28)         (65)
------------------------------------------------------------
Net cash flows from operations              91           48
------------------------------------------------------------
Cash flows from investing activities:
    Collections  on  mortgage   backed
      certificates                         786        2,714

Cash flows from financing activities:
 Payments on collateralized
    mortgage obligation bonds             (957)      (1,978)
------------------------------------------------------------
Net  (decrease) increase in  cash  and     (80)         784
equivalents

Cash  and equivalents at beginning  of     585          859
year
------------------------------------------------------------
Cash and equivalents at end of period  $   505      $ 1,643
============================================================

Supplemental disclosure:
  Cash  paid  during  the  period  for
    interest                           $   431      $   644










               The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statement of Cash Flows
For the Periods Ended September 24, 2000 and September 26, 1999
(Unaudited)
-----------------------------------------------------------------------
(Dollar amounts in thousands)


                                         Thirty-Nine Weeks
                                               Ended
                                        Sep. 24     Sep. 26
                                           2000        1999
------------------------------------------------------------

Cash flows from operations:
  Net income                            $   101     $    (2)
  Changes in:
    Interest receivable                      (4)         24
    Receivable from beneficial owner        (20)        (34)
    Interest payable                        (12)        (34)
------------------------------------------------------------
Net cash flows from operations               65         (46)
------------------------------------------------------------
Cash flows from investing activities:
  Collections  on  mortgage   backed
    certificates                            942       2,291

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds              (805)     (2,313)
------------------------------------------------------------
Net decrease in cash and equivalents        202         (68)

Cash and equivalents at beginning of year   105         213
------------------------------------------------------------
Cash and equivalents at end of period   $   307     $   145
============================================================

Supplemental disclosure:
   Cash  paid  during the  period  for
     interest                           $   439     $   578




               The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statement of Cash Flows
For the Periods Ended September 24, 2000 and September 26, 1999
(Unaudited)
-----------------------------------------------------------------------
(Dollar amounts in thousands)


                                         Thirty-Nine Weeks
                                               Ended
                                        Sep. 24     Sep. 26
                                           2000        1999
------------------------------------------------------------
Cash flows from operations:
  Net loss                              $  (245)    $  (325)
  Non-cash charges to income:
    Amortization                            412         412
  Changes in:
    Interest receivable                      25          51
    Interest payable                        (65)       (192)
------------------------------------------------------------
Net cash flows from operations              127         (54)
------------------------------------------------------------
Cash flows from investing activities:
    Collections  on  mortgage   backed    2,444       7,533
      certificates

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds            (2,889)     (8,554)
------------------------------------------------------------
Net  (decrease) increase in  cash  and     (318)     (1,075)
  equivalents

Cash  and equivalents at beginning  of
  year                                    1,517       3,329
------------------------------------------------------------
Cash and equivalents at end of period   $ 1,199     $ 2,254
============================================================

Supplemental disclosure:
   Cash  paid  during the  period  for  $ 1,301     $ 1,872
     interest








  The accompanying notes are an integral part of these statements.

Mortgage Securities III Trusts B, D and E
Notes to Financial Statements
For the Thirty-Nine Weeks Ended September 24, 2000
(Dollar amounts in thousands)
-----------------------------------------------------------------------




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

       Each Trust has issued a series of Bonds as follows:


       Trust                Date Issued           Bonds Issued
       -------------------------------------------------------

         B               September 30, 1986       $100,000
         D               February 27, 1987        $ 75,600
         E               December 22, 1987        $131,600

       Trust  B and D's remaining Bonds are collateralized by  GNMA
       and    FNMA   certificates   and   Trust   E's   Bonds   are
       collateralized by GNMA certificates.

       Activity during the third quarter of 2000 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursement of the required payment of principal and interest to the bondholders.

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

       The cost and estimated market values of investments in debt securities at September 24, 2000, were as follows:

                                      Gross      Gross    Estimated
                                   Unrealized  Unrealized   Market
          Held to Maturity   Cost     Gains      Losses     Value
          ---------------------------------------------------------

          Mortgage-backed
             securities
              Trust B     $  7,400   $   170    $   -      $  7,392
              Trust D        6,184       127        -         6,471
              Trust E       22,455       157        -        21,094



       The   Trusts  are  legally  precluded  from  selling  the
       investments in debt securities, except in the case of a call of the Bonds as discussed in Note 3.

Note 3.Collateralized mortgage obligation bonds:

       Collateralized mortgage obligation bonds at September 24, 2000 and December 26, 1999 consist of the following:

                                               Sep. 24    Dec. 26
                                                  2000       1999
        ----------------------------------------------------------
        Trust B:
        Class 4 - 9.00%, stated maturity
          October 1, 2016                      $ 5,792    $ 6,749
        ==========================================================

        Trust D:
        Class 3 - 8.60%, stated maturity
          March 1, 2017                        $ 6,236    $ 7,041
        ==========================================================

        Trust E:
        Class 4 - 9.00%, stated maturity
          January 1, 2018                      $17,375    $20,264
        Unamortized discount                      (819)    (1,231)
        ----------------------------------------------------------
                                               $16,556    $19,033
        ==========================================================

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