Form 10-K
period 2000-12-31
MORTGAGE SECURITIES III TRUSTS A; MORTGAGE SECURITIES III TRUSTS B; MORTGAGE SECURITIES III TRUSTS D; MORTGAGE SECURITIES III TRUSTS C; MORTGAGE SECURITIES III TRUSTS E; MORTGAGE SECURITIES III TRUSTS F
filed 2001-03-21
CIK 785818, 799630, 808264, 814144, 826488, 830431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K

               [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                    For the Fiscal Year Ended December 31, 2000




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

Mortgage Securities III Trusts A, B, C, D, E and F
Table of Contents
--------------------------------------------------------------------
                                                            Page No.
PART I

     Item 1.  Business.............................................1
     Item 2.  Properties...........................................1
     Item 3.  Legal Proceedings....................................1
     Item 4.  Submission  of Matters  to  a  Vote  of  Security
                 Holders...........................................1

PART II

     Item 5.  Market for the Registrant's Beneficial Interest
                 and Related Security Holder Matters...............2
     Item 6.  Selected Financial Data..............................2
     Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............2
     Item 8.  Financial Statements and Supplementary Data..........2
     Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures..............3

PART III

     Item 10. Directors and Executive Officers of the Registrant...3
     Item 11. Executive Compensation...............................3
     Item 12. Security Ownership of Certain Beneficial
                 Owners and Management.............................3
     Item 13. Certain Relationships and Related Transactions.......3

PART IV

     Item 14. Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K...............................4

SIGNATURE..........................................................6

Report of Independent Public Accountants...........................7

Statements of Operations for the Three Years Ended December 31, 2000

          Trust A..................................................9
          Trust B.................................................10
          Trust C.................................................11
          Trust D.................................................12
          Trust E.................................................13
          Trust F.................................................14

Balance Sheets as of December 31, 2000 and December 26, 1999

          Trust A.................................................15
          Trust B.................................................16
          Trust C.................................................17
          Trust D.................................................18
          Trust E.................................................19
          Trust F.................................................20

Mortgage Securities III Trusts A, B, C, D, E and F
Table of Contents
-------------------------------------------------------------------
                                                           Page No.

Statements of Changes in Owner's Beneficial Interest for the
Three Years Ended December 31, 2000

          Trust A.................................................21
          Trust B.................................................22
          Trust C.................................................23
          Trust D.................................................24
          Trust E.................................................25
          Trust F.................................................26


Statements of Cash Flows for the Three Years Ended December 31, 2000

          Trust A.................................................27
          Trust B.................................................28
          Trust C.................................................29
          Trust D.................................................30
          Trust E.................................................31
          Trust F.................................................32


Notes to Financial Statements for the Three Years Ended
   December 31, 2000..............................................33


Schedule XIII-Other Security Investments

          Trust B.................................................39
          Trust D.................................................40
          Trust E.................................................41

INDEX  TO EXHIBITS................................................42

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

          Trust            Date Issued            Bonds Issued
    ---------------------------------------------------------------
            A            June 30, 1986            $100,000,000
            B            September 30, 1986       $100,000,000
            C            December 30, 1986        $100,000,000
            D            February 27, 1987        $ 75,600,000
            E            December 22, 1987        $131,600,000
            F            March 30, 1988           $129,250,000
Item 2. Properties
        The Trusts A, B, C, D, E and F have no physical properties.
Item 3. Legal Proceedings
        The Trusts A, B, C, D, E and F are not a party to any material pending proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
        Omitted pursuant to General Instruction J(2)(c) of Form 10-K.
                                -1-

PART II

Item 5. Market  for  the  Registrant's  Beneficial  Interest  and
        Related Security Holder Matters

        As of March 26, 2001, the Trusts' beneficial interest is owned by Mortgage Securities III Corporation and is not traded on any stock exchange or on the over-the-counter market.

Item 6. Selected Financial Data

        Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management's Discussion  and  Analysis  of   Financial
        Condition and Results of Operations

        Business activity during 2000, 1999 and 1998 consisted of the collection of principal and interest by the trustee on the GNMA and FNMA certificates and the disbursement of the required payment of interest and principal to the bondholders.

        The following table outlines principal payments made by the Trusts during 2000 to the bondholders (in thousands).

                             Class 3      Class 4       Total
                           ------------------------------------

                  Trust A  $       -    $       -    $      -
                  Trust B          -        1,330       1,330
                  Trust C          -            -           -
                  Trust D        964            -         964
                  Trust E          -        3,712       3,712
                  Trust F          -            -           -

        This rate of payment is sufficient to retire the Bonds prior to their stated maturity.


Item 8. Financial Statements and Supplementary Data

        The financial statements of the Trusts, together with the related Notes to Financial Statements and Report of Independent Public Accountants, for the three years ended December 31, 2000, are included herein.
                                -2-
Item 9. Changes   in  and  Disagreements  with  Accountants   on
        Accounting and Financial Disclosures

        There was no change in accountants, nor any material disagreement with accountants on any matter of accounting principles, practices or financial statement disclosures, during the year ended December 31, 2000.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports  on
         Form 8-K

         (1) The following documents are filed as part of this report:

            (a) Report of Independent Public Accountants.

            (b) Financial Statements:

                Statements of Operations

                   Trust A for the Three Years Ended December 31, 2000 Trust B for the Three Years Ended December 31, 2000 Trust C for the Three Years Ended December 31, 2000 Trust D for the Three Years Ended December 31, 2000 Trust E for the Three Years Ended December 31, 2000 Trust F for the Three Years Ended December 31, 2000

                Balance Sheets

                   Trust A as of December 31, 2000 and December 26, 1999 Trust B as of December 31, 2000 and December 26, 1999 Trust C as of December 31, 2000 and December 26, 1999 Trust D as of December 31, 2000 and December 26, 1999 Trust E as of December 31, 2000 and December 26, 1999 Trust F as of December 31, 2000 and December 26, 1999

                Statements of Changes in Owner's Beneficial Interest

                   Trust A for the Three Years Ended December 31, 2000 Trust B for the Three Years Ended December 31, 2000 Trust C for the Three Years Ended December 31, 2000 Trust D for the Three Years Ended December 31, 2000 Trust E for the Three Years Ended December 31, 2000 Trust F for the Three Years Ended December 31, 2000

                Statements of Cash Flows

                   Trust A for the Three Years Ended December 31, 2000 Trust B for the Three Years Ended December 31, 2000 Trust C for the Three Years Ended December 31, 2000 Trust D for the Three Years Ended December 31, 2000 Trust E for the Three Years Ended December 31, 2000 Trust F for the Three Years Ended December 31, 2000


                Notes to Financial Statements for the Three Years
                Ended December 31, 2000.

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


(3) Financial Statement Schedules required by Regulation S-X are included in Item (1)(c) above.

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March 2001.


                                 MORTGAGE SECURITIES III TRUSTS
                                 A, B, C, D, E AND F

                                 Trusts acting through Wilmington
                                 Trust Company, not in its individual
                                 capacity, but solely as Owner Trustee


                                 By: ____________________________

                                     Mary Kay Pupillo
                                     Financial Services Officer

Report of Independent Public Accountants



To the Beneficial Owner of Mortgage
Securities III Trusts A, B, C, D, E and F


We have audited the accompanying balance sheets of Mortgage Securities III Trusts A, B, C, D, E and F (trusts established under the laws of the State of Delaware) as of December 31, 2000 and December 26, 1999, and the related statements of operations, changes in owner's beneficial interest and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortgage Securities III Trusts A, B, C, D, E and F, as of December 31, 2000 and December 26, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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




                                   ARTHUR ANDERSEN LLP



Seattle, Washington
February 7, 2001

Mortgage Securities III Trust A
Statements of Operations
For the Three Years Ended December 31, 2000
-----------------------------------------------------------------
(Dollar amounts in thousands)



                                     2000       1999        1998
-----------------------------------------------------------------

Interest income                   $     -     $    -     $    -

Interest expense                        -          -          -
-----------------------------------------------------------------
Net income                        $     -    $     -     $    -
=================================================================






See accompanying notes.
                                -9-

Mortgage Securities III Trust B
Statements of Operations
For the Three Years Ended December 31, 2000
-------------------------------------------------------------------
(Dollar amounts in thousands)



                                     2000       1999        1998
-----------------------------------------------------------------

Interest income                   $   676     $  855     $ 1,136

Interest expense                      523        727       1,118
-----------------------------------------------------------------
Net income                        $   153     $  128     $    18
=================================================================









See accompanying notes.
                               -10-

Mortgage Securities III Trust C
Statements of Operations
For the Three Years Ended December 31, 2000
-------------------------------------------------------------------
(Dollar amounts in thousands)



                                     2000       1999        1998
-----------------------------------------------------------------

Interest income                   $     -     $    -     $   742

Interest expense                        -          -         742

Gain on sale                            -          -         272
-----------------------------------------------------------------
Net income                        $     -     $    -     $   272
=================================================================







See accompanying notes.
                               -11-

Mortgage Securities III Trust D
Statements of Operations
For the Three Years Ended December 31, 2000
-------------------------------------------------------------------
(Dollar amounts in thousands)



                                     2000       1999        1998
------------------------------------------------------------------

Interest income                   $   581     $  695     $   983

Interest expense                      559        698       1,058
------------------------------------------------------------------
Net income (loss)                 $    22     $   (3)    $   (75)
==================================================================






See accompanying notes.
                               -12-

Mortgage Securities III Trust E
Statements of Operations
For the Three Years Ended December 31, 2000
-------------------------------------------------------------------
(Dollar amounts in thousands)

                                     2000       1999        1998
------------------------------------------------------------------

Interest income                   $ 1,872    $ 2,279     $ 3,106

Interest expense                    2,157      2,685       3,597
------------------------------------------------------------------
Net loss                          $  (285)   $  (406)    $  (491)
==================================================================






See accompanying notes.
                               -13-

Mortgage Securities III Trust F
Statements of Operations
For the Three Years Ended December 31, 2000
-------------------------------------------------------------------
(Dollar amounts in thousands)

                                     2000       1999        1998
-----------------------------------------------------------------

Interest income                   $     -     $    -     $     -

Interest expense                        -          -           -
-----------------------------------------------------------------
Net income                        $     -     $    -     $     -
=================================================================








See accompanying notes.
                               -14-

Mortgage Securities III Trust A
Balance Sheets
December 31, 2000 and December 26, 1999
-----------------------------------------------------------------
(Dollar amounts in thousands)
                                                2000        1999
-----------------------------------------------------------------

TOTAL ASSETS - TRUST A                        $    -      $    -
=================================================================

TOTAL OWNER'S BENEFICIAL INTEREST - TRUST A   $    -      $    -
=================================================================









See accompanying notes.
                               -15-

Mortgage Securities III Trust B
Balance Sheets
December 31, 2000 and December 26, 1999
-----------------------------------------------------------------
(Dollar amounts in thousands)

                                                2000        1999
-----------------------------------------------------------------
Assets
Cash and equivalents:
  Trust account                               $    1      $    1
  Collection account                             378         584
-----------------------------------------------------------------
                                                 379         585


Interest receivable                               52          59
Government National and Federal National
  Mortgage Association certificates            7,184       8,186
-----------------------------------------------------------------
TOTAL ASSETS - TRUST B                        $7,615      $8,830
=================================================================

Liabilities and owner's beneficial interest

Interest payable                              $  161      $  199

Collateralized Mortgage Obligation bonds       5,419       6,749

Owner's beneficial interest:
  Owner's beneficial interest                      1           1
  Retained earnings                            2,034       1,881
-----------------------------------------------------------------
    Total owner's beneficial interest          2,035       1,882
-----------------------------------------------------------------
TOTAL  LIABILITIES  AND OWNER'S  BENEFICIAL
INTEREST - TRUST B                            $7,615      $8,830
=================================================================






See accompanying notes.

Mortgage Securities III Trust C
Balance Sheets
December 31, 2000 and December 26, 1999
-----------------------------------------------------------------
(Dollar amounts in thousands)

                                                2000        1999
-----------------------------------------------------------------

TOTAL ASSETS - TRUST C                        $    -      $    -
=================================================================


TOTAL OWNER'S BENEFICIAL INTEREST - TRUST C   $    -      $    -
=================================================================









See accompanying notes.
                               -17-

Mortgage Securities III Trust D
Balance Sheets
December 31, 2000 and December 26, 1999
-----------------------------------------------------------------
(Dollar amounts in thousands)

                                                2000        1999
-----------------------------------------------------------------

Assets
Cash and equivalents:
  Trust account                               $    1      $    1
  Collection account                             128         104
-----------------------------------------------------------------
                                                 129         105


Receivable from beneficial owner                 170         143
Interest receivable                               43          40
Government National and Federal National
  Mortgage Association certificates            6,116       7,126
-----------------------------------------------------------------
TOTAL ASSETS - TRUST D                        $6,458      $7,414
=================================================================

Liabilities and owner's beneficial interest

Interest payable                              $   87      $  101
Collateralized Mortgage Obligation bonds       6,077       7,041

Owner's beneficial interest:
  Owner's beneficial interest                      1           1
  Retained earnings                              293         271
-----------------------------------------------------------------
    Total owner's beneficial interest            294         272
-----------------------------------------------------------------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST D                            $6,458      $7,414
=================================================================








See accompanying notes.
                               -18-

Mortgage Securities III Trust E
Balance Sheets
December 31, 2000 and December 26, 1999
-----------------------------------------------------------------
(Dollar amounts in thousands)

                                                 2000       1999
------------------------------------------------------------------

Assets
Cash and equivalents:
  Trust account                             $       1   $      1
  Collection account                            1,217      1,516
------------------------------------------------------------------
                                                1,218      1,517

Receivable from beneficial owner                    1          -
Interest receivable                               142        164
Government National Mortgage Association
  certificates                                 21,688     24,899
------------------------------------------------------------------
TOTAL ASSETS - TRUST E                       $ 23,049   $ 26,580
==================================================================

Liabilities and owner's beneficial interest

Interest payable                             $    373   $    456
Collateralized  Mortgage Obligation  bonds,    15,870     19,033
  net

Owner's beneficial interest:
  Owner's beneficial interest                  36,294     36,294
  Accumulated deficit                         (29,488)   (29,203)
------------------------------------------------------------------
    Total owner's beneficial interest           6,806      7,091
------------------------------------------------------------------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST E                           $ 23,049   $ 26,580
==================================================================




See accompanying notes.

Mortgage Securities III Trust F
Balance Sheets
December 31, 2000 and December 26, 1999
-----------------------------------------------------------------
(Dollar amounts in thousands)

                                                 2000        1999
-----------------------------------------------------------------

TOTAL ASSETS - TRUST F                        $     -     $     -
=================================================================


TOTAL OWNER'S BENEFICIAL INTEREST - TRUST F   $     -     $     -
=================================================================








See accompanying notes.
                               -20-

Mortgage Securities III Trust A
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 31, 2000
-------------------------------------------------------------------
(Dollar amounts in thousands)

                                  Owner's
                                  Beneficial    Retained
                                  Interest      Earnings      Total
-------------------------------------------------------------------

Balance at December 28, 1997        $     1      $ 1,264    $ 1,265
Dividends paid                            -       (1,264)    (1,264)
Return of owner's beneficial interest    (1)           -         (1)
-------------------------------------------------------------------
Balance at December 27, 1998              -            -          -
-------------------------------------------------------------------
Balance at December 26, 1999              -            -          -
-------------------------------------------------------------------
Balance at December 31, 2000        $     -      $     -    $     -
===================================================================






See accompanying notes.
                               -21-

Mortgage Securities III Trust B
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 31, 2000
------------------------------------------------------------------
(Dollar amounts in thousands)

                                  Owner's
                                  Beneficial   Retained
                                  Interest     Earnings     Total
------------------------------------------------------------------

Balance at December 28, 1997     $      1     $ 1,735     $ 1,736
Net income                              -          18          18
------------------------------------------------------------------
Balance at December 27, 1998            1       1,753       1,754
Net income                              -         128         128
------------------------------------------------------------------
Balance at December 26, 1999            1       1,881       1,882
Net income                              -         153         153
------------------------------------------------------------------
Balance at December 31, 2000     $      1     $ 2,034     $ 2,035
==================================================================








See accompanying notes.
                               -22-

Mortgage Securities III Trust C
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 31, 2000
------------------------------------------------------------------
(Dollar amounts in thousands)

                                  Owner's
                                  Beneficial    Retained
                                  Interest      Earnings     Total
------------------------------------------------------------------

Balance at December 28, 1997     $      1     $   699      $  700
Net income                              -         272         272
------------------------------------------------------------------
Balance at December 27, 1998            1         971         972
Dividends paid                          -        (971)       (971)
Return  of  owner's  beneficial        (1)          -          (1)
  interest
------------------------------------------------------------------
Balance at December 26, 1999            -           -           -
------------------------------------------------------------------
Balance at December 31, 2000     $      -     $     -      $    -
==================================================================






See accompanying notes.
                               -23-

Mortgage Securities III Trust D
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 31, 2000
-------------------------------------------------------------------
(Dollar amounts in thousands)

                                  Owner's
                                  Beneficial    Retained
                                  Interest      Earnings    Total
-------------------------------------------------------------------

Balance at December 28, 1997     $      1     $   349      $  350
Net loss                                -         (75)        (75)
-------------------------------------------------------------------
Balance at December 27, 1998            1         274         275
Net loss                                -          (3)         (3)
-------------------------------------------------------------------
Balance at December 26, 1999            1         271         272
Net income                              -          22          22
-------------------------------------------------------------------
Balance at December 31, 2000     $      1     $   293      $  294
===================================================================









See accompanying notes.
                               -24-

Mortgage Securities III Trust E
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 31, 2000
-------------------------------------------------------------------
(Dollar amounts in thousands)


                                  Owner's
                                  Beneficial   Accumulated
                                  Interest     Deficit        Total
--------------------------------------------------------------------

Balance at December 28, 1997    $   36,294     $  (28,306)  $ 7,988
Net loss                                 -           (491)     (491)
--------------------------------------------------------------------
Balance at December 27, 1998        36,294       (28,797)     7,497
Net loss                                 -          (406)      (406)
--------------------------------------------------------------------
Balance at December 26, 1999        36,294       (29,203)     7,091
Net loss                                 -          (285)      (285)
--------------------------------------------------------------------
Balance at December 31, 2000    $   36,294     $ (29,488)   $ 6,806
====================================================================






See accompanying notes.
                               -25-

Mortgage Securities III Trust F
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 31, 2000
-------------------------------------------------------------------
(Dollar amounts in thousands)

                                 Owner's
                                 Beneficial  Accumulated
                                 Interest    Deficit        Total
--------------------------------------------------------------------

Balance at December 28, 1997     $  9,375    $ (6,541)    $  2,834
Return  of  owner's  beneficial    (9,375)      6,541       (2,834)
interest
--------------------------------------------------------------------
Balance at December 27, 1998            -           -            -
--------------------------------------------------------------------
Balance at December 26, 1999            -           -            -
--------------------------------------------------------------------
Balance at December 31, 2000     $      -    $      -     $      -
====================================================================






See accompanying notes.
                               -26-

Mortgage Securities III Trust A
Statements of Cash Flows
For the Three Years Ended December 31, 2000
--------------------------------------------------------------------
(Dollar amounts in thousands)

                                        2000        1999        1998
---------------------------------------------------------------------

Cash flows from operations:
  Net income                         $     -     $     -     $     -
Changes in:
  Receivable from beneficial owner         -           -       1,263
---------------------------------------------------------------------
Cash flows from operations                 -           -       1,263
---------------------------------------------------------------------
Cash flows from financing activities:
  Return of owner's beneficial interest    -           -          (1)
  Dividends paid                           -           -      (1,264)
---------------------------------------------------------------------
Cash flows from financing activities       -           -      (1,265)
---------------------------------------------------------------------
Net decrease in cash and equivalents       -           -          (2)
Cash and equivalents at beginning
   of year                                 -           -           2
---------------------------------------------------------------------
Cash and equivalents at end of year  $     -     $     -     $     -
=====================================================================
Supplemental disclosure:
   Cash paid during the year for
     interest                        $     -     $     -     $     -








See accompanying notes.
                               -27-

Mortgage Securities III Trust B
Statements of Cash Flows
For the Three Years Ended December 31, 2000
----------------------------------------------------------------------
(Dollar amounts in thousands)

                                        2000        1999        1998
----------------------------------------------------------------------

Cash flows from operations:
  Net income                         $   153     $   128     $    18
  Changes in:
    Interest receivable                    7          23          23
    Interest payable                     (38)       (102)         (1)
----------------------------------------------------------------------
Cash flows from operations               122          49          40
----------------------------------------------------------------------
Cash flows from investing
activities:
  Collections on mortgage backed
    certificates                       1,002       3,112       3,373
----------------------------------------------------------------------
Cash flows from financing
activities:
  Payments on collateralized
    mortgage obligation bonds         (1,330)     (3,435)     (3,254)
----------------------------------------------------------------------
Net increase (decrease) in cash and
  equivalents                           (206)       (274)        159
Cash and equivalents at beginning
  of year                                585         859         700
----------------------------------------------------------------------
Cash and equivalents at end of year  $   379     $   585     $   859
======================================================================
Supplemental disclosure:
  Cash paid during the year for
   interest                          $   561     $   829     $ 1,119





See accompanying notes.
                               -28-

Mortgage Securities III Trust C
Statements of Cash Flows
For the Three Years Ended December 31, 2000
----------------------------------------------------------------------
(Dollar amounts in thousands)

                                        2000        1999        1998
----------------------------------------------------------------------

Cash flows from operations:
  Net income                         $     -     $     -     $   272
  Non cash charges:
    Gain on sale                           -           -        (272)
  Changes in:
    Interest receivable                    -           -          87
    Receivable from beneficial owner       -         972        (972)
    Interest payable                       -           -        (274)
----------------------------------------------------------------------
Cash flows from operations                 -           -      (1,159)
----------------------------------------------------------------------
Cash flows from investing activities:
  Collections on mortgage backed
    certificates                           -           -      12,510
----------------------------------------------------------------------
Cash flows from financing activities:
  Return of owner's beneficial interest    -          (1)          -
  Dividends paid                           -        (971)          -
  Payments on collateralized
    mortgage obligation bonds              -           -     (12,241)
----------------------------------------------------------------------
Cash flows from financing activities       -        (972)    (12,241)
----------------------------------------------------------------------
Net decrease in cash and equivalents       -           -        (890)
Cash and equivalents at beginning
  of year                                  -           -         890
----------------------------------------------------------------------

Cash and equivalents at end of year  $     -     $     -     $     -
======================================================================
Supplemental disclosure:
  Cash paid during the year for
   interest                          $     -     $     -     $ 1,016






See accompanying notes.
                               -29-

Mortgage Securities III Trust D
Statements of Cash Flows
For the Three Years Ended December 31, 2000
---------------------------------------------------------------------
(Dollar amounts in thousands)

                                        2000        1999        1998
----------------------------------------------------------------------

Cash flows from operations:
  Net income (loss)                  $    22     $    (3)    $   (75)
  Changes in:
    Interest receivable                   (3)         30          18
    Receivable from beneficial owner     (27)        (48)        (67)
    Interest payable                     (14)        (40)         51
----------------------------------------------------------------------
Cash flows from operations               (22)        (61)        (73)
----------------------------------------------------------------------
Cash flows from investing activities:
  Collections on mortgage backed
    certificates                       1,010       2,729       2,842
----------------------------------------------------------------------
Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds           (964)     (2,776)     (2,677)
----------------------------------------------------------------------
Net increase (decrease) in cash
  and equivalents                         24        (108)         92
Cash and equivalents at beginning
  of year                                105         213         121
----------------------------------------------------------------------

Cash and equivalents at end of year  $   129     $   105     $   213
======================================================================
Supplemental disclosure:
  Cash paid during the year for
   interest                          $   573     $   738     $ 1,007






See accompanying notes.
                               -30-

Mortgage Securities III Trust E
Statements of Cash Flows
For the Three Years Ended December 31, 2000
----------------------------------------------------------------------
(Dollar amounts in thousands)

                                         2000        1999        1998
----------------------------------------------------------------------

Cash flows from operations:
  Net loss                            $  (285)    $  (406)    $  (491)
  Non-cash charges:
    Amortization                          549         546         544
  Changes in:
    Interest receivable                    22          58          59
    Receivable from beneficial owner       (1)          -           -
    Interest payable                      (83)       (231)       (171)
----------------------------------------------------------------------
Cash flows from operations                202         (33)        (59)
----------------------------------------------------------------------
Cash flows from investing activities:
  Collections on mortgage backed
    certificates                        3,211       8,531       8,641
----------------------------------------------------------------------
Cash flows from financing activities:
    Payments on collateralized
      mortgage obligation bonds        (3,712)    (10,310)     (7,566)
----------------------------------------------------------------------
Net increase (decrease) in cash
  and equivalents                        (299)     (1,812)      1,016
Cash and equivalents at beginning
  of year                               1,517       3,329       2,313
----------------------------------------------------------------------
Cash and equivalents at end of year   $ 1,218     $ 1,517     $ 3,329
======================================================================
Supplemental disclosure:
  Cash paid during the year for
    interest                          $ 1,691     $ 2,370     $ 3,224






See accompanying notes.
                               -31-

Mortgage Securities III Trust F
Statements of Cash Flows
For the Three Years Ended December 31, 2000
------------------------------------------------------------------
(Dollar amounts in thousands)

                                      2000       1999       1998
------------------------------------------------------------------

Cash flows from operations:
  Net income                       $     -     $    -     $    -
  Changes in:
    Receivable from beneficial owner     -          -      2,832
------------------------------------------------------------------
Cash flows from operations               -          -      2,832
------------------------------------------------------------------
Cash flows from financing activities:
  Return of owner's beneficial           -          -     (2,834)
    interest
------------------------------------------------------------------
Net decrease in cash and  equivalents    -          -         (2)
Cash and equivalents at beginning
  of year                                -          -          2
------------------------------------------------------------------
Cash and equivalents at end of     $     -     $    -     $    -
  year
==================================================================
Supplemental disclosure:
  Cash paid during the year for
    interest                       $     -     $    -     $    -







See accompanying notes.
                               -32-

Mortgage Securities III Trusts A, B, C, D, E and F
Notes to Financial Statements
For the Three Years Ended December 31, 2000

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

       Each Trust has issued a series of Bonds as follows:
       Trust                Date Issued           Bonds Issued
        ---------------------------------------------------------
         A               June 30, 1986            $100,000
         B               September 30, 1986       $100,000
         C               December 30, 1986        $100,000
         D               February 27, 1987        $ 75,600
         E               December 22, 1987        $131,600
         F               March 30, 1988           $129,250

       Trust B and D's remaining Bonds are collateralized by GNMA and FNMA certificates and Trust E's remaining Bonds are collateralized by GNMA certificates. Trust A, C and F had no remaining Bonds or related collateralization at December 31, 2000.

       Activity during 2000, 1999 and 1998, primarily consisted of the collection of principal and interest on the GNMA and FNMA certificates and payment of principal and interest to the bondholders. In 1998, the Bonds in Trust C were called and in 1997, the Bonds in Trusts A and F were called. All GNMA and FNMA certificates of these Trusts were sold and all Bond principal and interest were paid to the bondholders when the Bonds were called.

Note 2.  Accounting policies:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

       The bond discounts on Trusts B and D were written off in 1997 as management intends to prepay the bonds at the earliest allowable prepayment date and the amounts were no longer material. The bond discount for Trust E is amortized on a straight line basis, which approximates the effective interest method over the remaining life of the instruments.

       Cash and equivalents include cash held in the collection accounts and invested in short-term investments with maturities at date of purchase of less than three months.

       The cost and estimated market values of investments in debt securities at December 31, 2000 were as follows:

                                    Gross      Gross    Estimated
           Held to               Unrealized  Unrealized   Market
          Maturity:       Cost      Gains      Losses      Value
       ---------------------------------------------------------

        Mortgage-backed
          Securities
            Trust B      $ 7,184    $    22   $    -     $ 7,206
            Trust D        6,116         16        -       6,132
            Trust E       21,688         13        -      21,701


       The   Trusts  are  legally  precluded  from  selling  the
       investments in debt securities, except in the case of a call of the Bonds as discussed in Note 3.

Note 3. Collateralized mortgage obligation bonds:

       Collateralized mortgage obligation bonds at December 31, 2000 and December 26, 1999 consist of the following:

                                                    2000       1999
                                               --------------------
        Trust B:
        Class 4 - 9.00%, stated maturity
          October 1, 2016                      $   5,419  $   6,749
                                               ====================

        Trust D:
        Class 3 - 8.60%, stated maturity
          March 1, 2017                        $   6,077  $   7,041
                                               ====================

        Trust E:
        Class 4 - 9.00%, stated maturity
          January 1, 2018                      $  16,552  $  20,264
        Unamortized discount                        (682)    (1,231)
                                               --------------------
                                               $  15,870  $  19,033
                                               ====================


       The stated maturity is the date such class will be fully paid, assuming that scheduled interest and principal payments (with no prepayments) on the certificates are timely received.
                               -35-

       All collections on the certificates pledged as security for the Bonds will be remitted directly to a collection account (the "Collection Account") established with the Trustee and together with the reinvestment earnings thereon, will be available for application to the payment of principal and interest on the Bonds on the following payment date.

       Each Trust's Bonds are subject to a special redemption, in whole or in part, if, as a result of substantial payments of principal on the underlying mortgage loans and/or low reinvestment yields, the Trusts determine that the amount of cash anticipated to be on deposit in the Collection Accounts on the next payment date might be insufficient to make required payments on the Bonds. Any such redemption would not exceed the principal amount of Bonds that would otherwise be required to be paid on the next payment date. As a result, a special redemption of Bonds will not result in a payment to bondholders more than two months earlier than the payment date on which such payment would otherwise have been received. The Bonds are not otherwise subject to call at the option of the Trusts except that (a) Trust B and E's Class 4 Bonds may be redeemed in whole, but not in part, at the Trusts' option on any payment date on or after October 1, 2001 and January 1, 2003, respectively, (or on any earlier payment date if the current principal amount of Trust B and E's Class 4 Bonds are less than $6,100 and $13,160, respectively) and (b) Trust D's Class 3 Bonds may be redeemed in whole, but not in part, at the Trust's option on any payment date on or after March 1, 2002, or on any earlier payment date if the aggregate outstanding principal amount of the Class 3 Bonds is less than 10 percent of its aggregate initial principal amount of $14,600.

       Any such redemptions at the option of the Trusts shall be at a price equal to 100 percent of the unpaid principal amount of such Bonds plus accrued interest.



                               -36-

       The maturities of the Bonds are based on the prepayment speed (liquidations) on the GNMA and FNMA certificates collateralizing the Bonds and the reinvestment of scheduled distributions at the assumed reinvestment rates. Maturities for the succeeding five years with estimated liquidations based on current market interest rates are as follows:

                                 Trust B   Trust D   Trust E
                                 ----------------------------

                         2001    $ 1,424   $ 1,069   $ 4,141
                         2002      1,233       887     3,580
                         2003      1,079       745     3,117
                         2004        955       624     2,742
                         2005        728       522     2,439

Note 4.  Assets pledged:

      Trust B and D's Bonds are collateralized by the Trusts' GNMA and FNMA certificates and the Collection Accounts. Trust E's Bonds are collateralized by Trust E's GNMA certificates and the Collection Account. Collections on the certificates are used to meet the quarterly Bond interest payments and to reduce the outstanding principal balance on the Bonds. As of December 31, 2000, certificates are guaranteed by the Government National Mortgage Association and the Federal National Mortgage Association as follows:

                      Government National     Federal National
                      Mortgage  Association   Mortgage Association
                      --------------------------------------------
         Trust B           $  6,481               $    703
         Trust D              5,269                    847
         Trust E             21,688                    N/A


Note 5.  Related parties:

      Trusts A, B, C and D purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA and FNMA certificates which were used to collateralize the Bonds. The purchases were at par value, plus Trust A and D's purchase premiums and less Trust B and C's purchase discounts. The purchases were financed with market-rate short-term debt from this affiliate until proceeds from the bond issuance were obtained.
                               -37-

      Trust E purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA certificates which were used to collateralize the Bonds. Trust F purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA and FNMA certificates which were used to collateralize the Bonds. The purchases were at par value, less the purchase discounts. The purchases were financed with the proceeds received from the Bond issuances and notes due to Weyerhaeuser Mortgage Company. The notes accrued interest at Bank of America's prime rate and compounded interest annually. Both the principal and interest related to the Weyerhaeuser Mortgage Company payables were paid off by Weyerhaeuser Financial Services, Inc. (the "Beneficial Owner") in March 1997, in anticipation of the sale of Weyerhaeuser Mortgage Company to an unrelated third party by Weyerhaeuser Financial Services, Inc. and Weyerhaeuser Company. In August 1997, Weyerhaeuser Financial Services, Inc. contributed capital to Trusts E and F, increasing the Beneficial Owner's interest.

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

Mortgage Securities III Trust B
Schedule XIII - Other Security Investments
December 31, 2000

(Dollar amounts in thousands)

                          Number of
                        Certificates                      Market
  Type of Security          Held           Cost           Value
------------------------------------------------------------------

Government National
  Mortgage Association
  Certificates               30          $ 6,481         $ 6,501

Federal National
  Mortgage Association
  Certificates               20              703             705
                        -----------------------------------------
                             50          $ 7,184         $ 7,206
                        =========================================



1.   Cost  represents the uncollected principal balance  of  the
mortgage  loans  underlying the certificates.   Investments  are
grouped and are carried at cost.

2. Market value is an estimate based on the most current information available.

Mortgage Securities III Trust D
Schedule XIII - Other Security Investments
December 31, 2000

(Dollar amounts in thousands)


                         Number of
                        Certificates                      Market
  Type of Security          Held           Cost           Value
------------------------------------------------------------------

Government National
  Mortage Association
  Certificates              23          $ 5,269        $ 5,283

Federal National
  Mortgage Association
  Certificates              10              847            849
                        -----------------------------------------
                            33          $ 6,116        $ 6,132
                        =========================================




1.   Cost  represents the uncollected principal balance  of  the
mortgage  loans  underlying the certificates.   Investments  are
grouped and are carried at cost.

2. Market value is an estimate based on the most current information available.

Mortgage Securities III Trust E
Schedule XIII - Other Security Investments
December 31, 2000

(Dollar amounts in thousands)


                         Number of
                        Certificates                      Market
  Type of Security          Held           Cost           Value
------------------------------------------------------------------

Government National
Mortgage Association
  Certificates              67         $  21,688       $   21,701
                        =========================================





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