Form 10-Q
period 2001-04-01
MORTGAGE SECURITIES III TRUSTS A
filed 2001-05-15
CIK 785818

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


      [x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Thirteen Weeks Ended April 1, 2001 or

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

Mortgage Securities III Trusts B, D and E
Index to Form 10-Q Filing
For the Thirteen Weeks Ended April 1, 2001
-----------------------------------------------------------------------


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Activity during the first fiscal quarter of 2001 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursements of the required payment of principal and interest to the bondholders.

SIGNATURE

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 2001.

                              MORTGAGE SECURITIES III TRUSTS
                              B, D AND E

                              Trusts acting through Wilmington
                              Trust Company, not in its
                              capacity, but solely as Owner
                              Trustee

                              By: __________________________

                                  Mary Kay Pupillo
                                  Financial Services Officer

Financial Statements

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the Trusts' annual reports (Form 10-K) filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000. Though not audited by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the thirteen weeks ended April 1, 2001, should not be regarded as necessarily indicative of the results that may be expected for the fiscal year 2001.

Mortgage Securities III Trust B
Statement of Operations
For the Periods Ended April 1, 2001 and March 26, 2000
(Unaudited)

------------------------------------------------------------------------------
(Dollar amounts in thousands)



                             Thirteen Weeks Ended
                              Apr. 1      Mar. 26
                                2001         2000
------------------------------------------------------
Interest income             $    154     $    175

Interest expense                 113          141
------------------------------------------------------
Net income                  $     41     $     34
======================================================


























              The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statement of Operations
For the Periods Ended April 1, 2001 and March 26, 2000
(Unaudited)
-------------------------------------------------------------------------------
(Dollar amounts in thousands)




                             Thirteen Weeks Ended
                              Apr. 1      Mar. 26
                                2001         2000
------------------------------------------------------
Interest income             $    128     $    159

Interest expense                 126          148
------------------------------------------------------
Net income                  $      2      $     11
======================================================



























               The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statement of Operations
For the Periods Ended April 1, 2001 and March 26, 2000
(Unaudited)
-----------------------------------------------------------------------------

(Dollar amounts in thousands)




                             Thirteen Weeks Ended
                              Apr. 1      Mar. 26
                                2001         2000
------------------------------------------------------
Interest income             $    431     $    480

Interest expense                 490          569
------------------------------------------------------
Net loss                    $   (59)     $   (89)
======================================================

























               The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Balance Sheets
April 1, 2001 and December 31, 2000

--------------------------------------------------------------------------------
(Dollar amounts in thousands)

                                                          Apr. 1        Dec. 31
                                                            2001           2000
--------------------------------------------------------------------------------
                                                     (Unaudited)
Assets

Cash and equivalents:
  Trust account                                         $      1      $       1
  Collection account                                         531            378
--------------------------------------------------------------------------------
                                                             532            379

Interest receivable                                           50             52
Government National and Federal National
  Mortgage Association certificates                        6,808          7,184
--------------------------------------------------------------------------------
Total assets - Trust B                                  $  7,390      $   7,615
================================================================================


Liabilities and owner's beneficial interest

Interest payable                                        $    152      $     161
Collateralized mortgage obligation bonds                   5,162          5,419

Owner's beneficial interest:
  Owner's beneficial interest                                  1              1
  Retained earnings                                        2,075          2,034
--------------------------------------------------------------------------------
  Total owner's beneficial interest                        2,076          2,035
--------------------------------------------------------------------------------
Total liabilities and owner's beneficial interest -
  Trust B                                               $  7,390      $   7,615
================================================================================





               The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Balance Sheets
April 1, 2001 and December 31, 2000
-------------------------------------------------------------------------------
(Dollar amounts in thousands)


                                                         Apr. 1        Dec. 31
                                                           2001           2000
-------------------------------------------------------------------------------
                                                     (Unaudited)
Assets

Cash and equivalents:
  Trust account                                         $     1      $       1
  Collection account                                        151            128
-------------------------------------------------------------------------------
                                                            152            129

Receivable from beneficial owner                            176            170
Interest receivable                                          40             43
Government National and Federal National
  Mortgage Association certificates                       5,754          6,116
-------------------------------------------------------------------------------
Total assets - Trust D                                  $ 6,122      $   6,458
===============================================================================



Liabilities and owner's beneficial interest

Interest payable                                        $    82      $      87
Collateralized mortgage obligation bonds                  5,744          6,077

Owner's beneficial interest:
  Owner's beneficial interest                                 1              1
  Retained earnings                                         295            293
-------------------------------------------------------------------------------
  Total owner's beneficial interest                         296            294
-------------------------------------------------------------------------------
Total liabilities and owner's beneficial interest -
  Trust D                                               $ 6,122      $   6,458
===============================================================================






               The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Balance Sheets
April 1, 2001 and December 31, 2000
-------------------------------------------------------------------------------
(Dollar amounts in thousands)


                                                         Apr. 1        Dec. 31
                                                           2001           2000
-------------------------------------------------------------------------------
                                                    (Unaudited)
Assets

Cash and equivalents:
  Trust account                                         $     1      $       1
  Collection account                                      1,162          1,217
-------------------------------------------------------------------------------
                                                          1,163          1,218

Receivable from beneficial owner                              1              1
Interest receivable                                         142            142
Government National Mortgage Association
  certificates                                           20,957         21,688
-------------------------------------------------------------------------------
Total assets - Trust E                                  $22,263      $  23,049
===============================================================================



Liabilities and owner's beneficial interest

Interest payable                                        $   354      $     373
Collateralized mortgage obligation bonds, net            15,162         15,870

Owner's beneficial interest:
  Owner's beneficial interest                            36,294         36,294
  Accumulated deficit                                   (29,547)      (29,488)
-------------------------------------------------------------------------------
  Total owner's beneficial interest                       6,747          6,806
-------------------------------------------------------------------------------
Total liabilities and owner's beneficial interest -
  Trust E                                               $22,263      $  23,049
===============================================================================





              The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Statement of Cash Flows
For the Periods Ended April 1, 2001 and March 26, 2000
(Unaudited)
-------------------------------------------------------------------------------
(Dollar amounts in thousands)


                                                  Thirteen Weeks Ended
                                                  Apr. 1        Mar. 26
                                                    2001           2000
------------------------------------------------------------------------
Cash flows from operations:
  Net income                                   $     41        $     34
  Changes in:
    Interest receivable                               2               3
    Interest payable                                 (9)            (11)
------------------------------------------------------------------------
Net cash flows from operations                       34              26
------------------------------------------------------------------------
Cash flows from investing activities:
  Collections on mortgage backed certificates       376             180

Cash flows from financing activities:
 Payments on collateralized
    mortgage obligation bonds                      (257)           (432)
------------------------------------------------------------------------
Net (decrease) increase in cash and equivalents     153            (226)

Cash and equivalents at beginning of year           379             585
------------------------------------------------------------------------
Cash and equivalents at end of period          $    532        $    359
========================================================================

Supplemental disclosure:
 Cash paid during the period for interest      $    122        $    152










               The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statement of Cash Flows
For the Periods Ended April 1, 2001 and March 26, 2000
(Unaudited)
-------------------------------------------------------------------------------
(Dollar amounts in thousands)



                                                  Thirteen Weeks Ended
                                                  Apr. 1        Mar. 26
                                                    2001           2000
------------------------------------------------------------------------

Cash flows from operations:
  Net income                                       $   2       $     11
  Changes in:
    Interest receivable                                3             (7)
    Receivable from beneficial owner                  (6)            (5)
    Interest payable                                  (5)            (4)
------------------------------------------------------------------------
Net cash flows from operations                        (6)            (5)
------------------------------------------------------------------------
Cash flows from investing activities:
  Collections on mortgage backed certificates         362           315

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds                        (333)         (255)
------------------------------------------------------------------------
Net increase in cash and equivalents                   23            55

Cash and equivalents at beginning of year             129           105
------------------------------------------------------------------------
Cash and equivalents at end of period              $  152      $    160
========================================================================

Supplemental disclosure:
  Cash paid during the period for interest         $  131      $    152





               The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statement of Cash Flows
For the Periods Ended April 1, 2001 and March 26, 2000
(Unaudited)
-------------------------------------------------------------------------------
(Dollar amounts in thousands)



                                                  Thirteen Weeks Ended
                                                  Apr. 1        Mar. 26
                                                    2001           2000
------------------------------------------------------------------------
Cash flows from operations:
  Net loss                                        $  (59)       $   (89)
  Non-cash charges to income:
    Amortization                                     136            137
  Changes in:
    Interest receivable                                -             16
    Interest payable                                 (19)           (24)
------------------------------------------------------------------------
Net cash flows from operations                        58             40
------------------------------------------------------------------------
Cash flows from investing activities:
  Collections on mortgage backed certificates        731            730

Cash flows from financing activities:
  Payments on collateralized
    mortgage obligation bonds                       (844)        (1,060)
------------------------------------------------------------------------
Net decrease in cash and equivalents                 (55)          (290)

Cash and equivalents at beginning of year          1,218          1,517
------------------------------------------------------------------------
Cash and equivalents at end of period             $1,163       $  1,227
========================================================================

Supplemental disclosure:
  Cash paid during the period for interest        $  373       $    456








         The accompanying notes are an integral part of these statements.

Mortgage Securities III Trusts B, D and E
Notes to Financial Statements
For the Thirteen Weeks Ended April 1, 2001
(Dollar amounts in thousands)
-------------------------------------------------------------------------------




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

         Each Trust has issued a series of Bonds as follows:


         Trust                   Date Issued                Bonds Issued
         ------------------------------------------------------------------

           B                  September 30, 1986            $100,000
           D                  February 27, 1987             $ 75,600
           E                  December 22, 1987             $131,600

         Trust  B  and D's remaining Bonds are collateralized by GNMA  and  FNMA
         certificates   and   Trust  E's  Bonds  are  collateralized   by   GNMA
         certificates.

         Activity during the first quarter of 2001 consisted of the collection of principal and interest on the GNMA and FNMA certificates and payment of principal and interest to the bondholders.

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

         The bond discounts on Trusts B and D were written off in 1997 as management intends to prepay the bonds at the earliest allowable prepayment date and the amounts were no longer material. The bond discount for Trust E is amortized on a straight-line basis, which approximates the effective interest method over the remaining life of the instruments.

         Cash and equivalents include cash held in the collection accounts and invested in short-term investments with maturities at date of purchase of less than three months.

         The cost and estimated market values of investments in debt securities at April 1, 2001, were as follows:

                                                Gross       Gross     Estimated
                                              Unrealized  Unrealized    Market
            Held to Maturity:       Cost        Gains       Losses      Value
            --------------------------------------------------------------------

              Mortgage-backed
                securities
                  Trust B        $  6,808      $   245     $      -   $  7,053
                  Trust D           5,754          201            -      5,955
                  Trust E          20,957          512            -     21,469


         The Trusts are legally precluded from selling the investments in debt securities, except in the case of a call of the Bonds as discussed in Note 3.

Note 3.  Collateralized mortgage obligation bonds:

         Collateralized mortgage obligation bonds at April 1, 2001 and December 31, 2000 consist of the following:

                                                         Apr. 1       Dec. 31
                                                           2001          2000
         ----------------------------------------------------------------------
         Trust B:
         Class 4 - 9.00%, stated maturity
           October 1, 2016                              $ 5,162       $ 5,419
         ======================================================================

         Trust D:
         Class 3 - 8.60%, stated maturity
           March 1, 2017                                $  5,744      $ 6,077
         ======================================================================

         Trust E:
         Class 4 - 9.00%, stated maturity
           January 1, 2018                              $ 15,708      $16,552
         Unamortized discount                               (546)        (682)
         ----------------------------------------------------------------------
                                                        $ 15,162      $15,870
         ======================================================================

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