Form 10-Q
period 2001-07-01
MORTGAGE SECURITIES III TRUSTS A
filed 2001-08-09
CIK 785818

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549



                             FORM 10-Q



     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


          For the Twenty-Six Weeks Ended July 1, 2001 or


     [_]  Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


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




Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_].

The Registrant meets the conditions set forth in General
Instruction I(1)(a) and (b) of Form 10-Q and is therefore, filing this form with the reduced disclosure format.

Mortgage Securities III Trusts B, D and E
Index to Form 10-Q Filing
For the Twenty-Six Weeks Ended July 1, 2001
-------------------------------------------------------------------

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          Activity during the second fiscal quarter of 2001 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursements of the required payment of principal and interest to the bondholders.


SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2001.

                         MORTGAGE SECURITIES III TRUSTS
                         B, D AND E


                         Trusts acting through Wilmington
                         Trust Company, not in its
                         capacity, but solely as Owner
                         Trustee




                         By:
                         __________________________

                         Mary Kay Pupillo
                         Financial Services Officer

Financial Statements

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the Trusts' annual reports (Form 10-K) filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000. Though not audited by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the twenty-six weeks ended July 1, 2001, should not be regarded as necessarily indicative of the results that may be expected for the fiscal year 2001.

Mortgage Securities III Trust B
Statement of Operations
For the Periods Ended July 1, 2001 and June 25, 2000
(Unaudited)
-------------------------------------------------------------------

(Dollar amounts in thousands)

                       Thirteen Weeks Ended  Twenty-Six Weeks Ended

                         Jul. 1   Jun. 25      Jul. 1   Jun. 25
                           2001      2000        2001      2000
-------------------------------------------------------------------
Interest income          $  144    $  174      $  298    $  349
Interest expense            103       134         216       275
-------------------------------------------------------------------
Net income               $   41    $   40      $   82    $   74
===================================================================



















The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statement of Operations
For the Periods Ended July 1, 2001 and June 25, 2000

(Unaudited)
-----------------------------------------------------------------

(Dollar amounts in thousands)

                       Thirteen Weeks Ended  Twenty-Six Weeks Ended

                         Jul. 1   Jun. 25      Jul. 1   Jun. 25
                           2001      2000        2001      2000
-------------------------------------------------------------------
Interest income          $  106    $  145      $  234    $  304
Interest expense            117       143         243       290
-------------------------------------------------------------------
Net income (loss)        $  (11)   $    2      $   (9)   $   14
===================================================================

















The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statement of Operations
For the Periods Ended July 1, 2001 and June 25, 2000
(Unaudited)
-------------------------------------------------------------------

(Dollar amounts in thousands)

                       Thirteen Weeks Ended  Twenty-Six Weeks Ended

                         Jul. 1   Jun. 25      Jul. 1   Jun. 25
                           2001      2000        2001      2000
-------------------------------------------------------------------
Interest income          $  405    $  478      $  836    $  958
Interest expense            471       551         961     1,120
-------------------------------------------------------------------
Net loss                 $  (66)   $  (73)     $ (125)   $ (162)
===================================================================



















The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Balance Sheets
July 1, 2001 and December 31, 2000
-------------------------------------------------------------------

(Dollar amounts in thousands)
                                             Jul. 1     Dec. 31
                                               2001        2000
-------------------------------------------------------------------
                                        (Unaudited)
Assets

Cash and equivalents:
  Trust account                              $    1      $    1
  Collection account                            567         378
-------------------------------------------------------------------
                                                568         379

Interest receivable                              48          52
Government National and Federal National
  Mortgage Association certificates           6,388       7,184
-------------------------------------------------------------------
Total assets - Trust B                       $7,004      $7,615
===================================================================

Liabilities and owner's beneficial interest

Interest payable                             $  139      $  161
Collateralized mortgage obligation bonds      4,748       5,419

Owner's beneficial interest:
  Owner's beneficial interest                     1           1
  Retained earnings                           2,116       2,034
-------------------------------------------------------------------
Total owner's beneficial interest             2,117       2,035
-------------------------------------------------------------------
Total liabilities and owner's beneficial
  interest - Trust B                         $7,004      $7,615
===================================================================






The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Balance Sheets
July 1, 2001 and December 31, 2000
-------------------------------------------------------------------

(Dollar amounts in thousands)
                                             Jul. 1     Dec. 31
                                               2001        2000
-------------------------------------------------------------------
                                        (Unaudited)
Assets

Cash and equivalents:
  Trust account                              $    1      $    1
  Collection account                            196         128
-------------------------------------------------------------------
                                                197         129

Receivable from beneficial owner                182         170
Interest receivable                              39          43
Government National and Federal National
  Mortgage Association certificates           5,258       6,116
-------------------------------------------------------------------
Total assets - Trust D                       $5,676      $6,458
===================================================================

Liabilities and owner's beneficial interest

Interest payable                             $   76      $   87
Collateralized mortgage obligation bonds      5,315       6,077

Owner's beneficial interest:
  Owner's beneficial interest                     1           1
  Retained earnings                             284         293
-------------------------------------------------------------------
Total owner's beneficial interest               285         294
-------------------------------------------------------------------
Total liabilities and owner's beneficial
  interest - Trust D                         $5,676      $6,458
===================================================================





The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Balance Sheets
July 1, 2001 and December 31, 2000
-------------------------------------------------------------------

(Dollar amounts in thousands)
                                             Jul. 1     Dec. 31
                                               2001        2000
-------------------------------------------------------------------
                                        (Unaudited)
Assets

Cash and equivalents:
  Trust account                              $    1      $    1
  Collection account                          1,825       1,217
-------------------------------------------------------------------
                                              1,826       1,218

Receivable from beneficial owner                  1           1
Interest receivable                             132         142
Government National Mortgage
  Association certificates                   19,547      21,688
-------------------------------------------------------------------
Total assets - Trust E                      $21,506     $23,049
===================================================================

Liabilities and owner's beneficial interest

Interest payable                             $  335      $  373
Collateralized mortgage obligation bonds     14,490      15,870

Owner's beneficial interest:
  Owner's beneficial interest                36,294      36,294
  Accumulated deficit                       (29,613)    (29,488)
-------------------------------------------------------------------
Total owner's beneficial interest             6,681       6,806
-------------------------------------------------------------------
Total liabilities and owner's beneficial
  interest - Trust E                        $21,506     $23,049
===================================================================





The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Statement of Cash Flows
For the Periods Ended July 1, 2001 and June 25, 2000
(Unaudited)
-------------------------------------------------------------------

(Dollar amounts in thousands)
                                            Twenty-Six Weeks Ended

                                             Jul. 1     Jun. 25
                                               2001        2000
-------------------------------------------------------------------
Cash flows from operations:
  Net income                                 $   82      $   74
  Changes in:
     Interest receivable                          4           4
     Interest payable                           (22)        (18)
-------------------------------------------------------------------
Net cash flows from operations                   64          60
-------------------------------------------------------------------

Cash flows from investing activities:
  Collections on mortgage backed certificates   796         450

Cash flows from financing activities:
  Payments on collateralized mortgage
     obligation bonds                          (671)       (647)
-------------------------------------------------------------------
Net increase (decrease) in cash and equivalents 189        (137)
Cash and equivalents at beginning of year       379         585
-------------------------------------------------------------------
Cash and equivalents at end of period        $  568      $  448
===================================================================

Supplemental disclosure:
  Cash paid during the period for interest   $  238      $  293







The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statement of Cash Flows
For the Periods Ended July 1, 2001 and June 25, 2000
(Unaudited)
-------------------------------------------------------------------

(Dollar amounts in thousands)
                                            Twenty-Six Weeks Ended

                                             Jul. 1     Jun. 25
                                               2001        2000
-------------------------------------------------------------------
Cash flows from operations:
  Net income (loss)                          $  (9)      $   14
  Changes in:
     Interest receivable                          4          (6)
     Receivable from beneficial owner           (12)        (14)
     Interest payable                           (11)         (7)
-------------------------------------------------------------------
Net cash flows from operations                  (28)        (13)
-------------------------------------------------------------------

Cash flows from investing activities:
  Collections on mortgage backed certificates   858         463

Cash flows from financing activities:
  Payments on collateralized mortgage
     obligation bonds                          (762)       (486)
-------------------------------------------------------------------
Net increase (decrease) in cash and equivalents  68         (36)
Cash and equivalents at beginning of year       129         105
-------------------------------------------------------------------
Cash and equivalents at end of period        $  197      $   69
===================================================================

Supplemental disclosure:
  Cash paid during the period for interest   $  254      $  297







The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statement of Cash Flows
For the Periods Ended July 1, 2001 and June 25, 2000
(Unaudited)
-------------------------------------------------------------------

(Dollar amounts in thousands)
                                            Twenty-Six Weeks Ended

                                             Jul. 1     Jun. 25
                                               2001        2000
-------------------------------------------------------------------
Cash flows from operations:
  Net loss                                    $(125)      $(162)
  Non-cash charges to income:
     Amortization                               273         276
  Changes in:
     Interest receivable                         10          22
     Interest payable                           (38)        (42)
-------------------------------------------------------------------
Net cash flows from operations                  120          94
-------------------------------------------------------------------

Cash flows from investing activities:
  Collections on mortgage backed certificates  2,141       1,694

Cash flows from financing activities:
  Payments on collateralized mortgage
     obligation bonds                         (1,653)     (1,856)
-------------------------------------------------------------------
Net increase (decrease) in cash and equivalents  608         (68)
Cash and equivalents at beginning of year      1,218       1,517
-------------------------------------------------------------------
Cash and equivalents at end of period         $1,826      $1,449
===================================================================

Supplemental disclosure:
  Cash paid during the period for interest    $  726      $  886






The accompanying notes are an integral part of these statements.

Mortgage Securities III Trusts B, D and E
Notes to Financial Statements
For the Twenty-Six Weeks Ended July 1, 2001
(Dollar amounts in thousands)
-------------------------------------------------------------------

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

       Each Trust has issued a series of Bonds as follows:

       Trust              Date Issued            Bonds Issued
       ----------------------------------------------------------
         B              September 30, 1986         $100,000
         D              February 27, 1987          $ 75,600
         E              December 22, 1987          $131,600


       Trust B and D's remaining Bonds are collateralized by GNMA and FNMA certificates and Trust E's Bonds are collateralized by GNMA certificates.

       Activity during the second quarter of 2001 consisted of the collection of principal and interest on the GNMA and FNMA certificates and payment of principal and interest to the bondholders.

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

       The cost and estimated market values of investments in debt securities at July 1, 2001, were as follows:

                                    Gross      Gross   Estimated
                               Unrealized Unrealized      Market
       Held to Maturity:  Cost      Gains     Losses       Value
       -----------------------------------------------------------
       Mortgage backed
         securities
         Trust B      $  6,388    $   274    $     -    $  6,662
         Trust D         5,258        212          -       5,470
         Trust E        19,547        633          -      20,180

       The Trusts are legally precluded from selling the investments in debt securities, except in the case of a call of the Bonds as discussed in Note 3.

Note 3.Collateralized mortgage obligation bonds:

       Collateralized mortgage obligation bonds at July 1, 2001 and December 31, 2000 consist of the following:

                                              Jul. 1     Dec. 31
                                                2001        2000
       -----------------------------------------------------------
       Trust B:
       Class 4 - 9.00%, stated maturity
         October 1, 2016                  $    4,748  $    5,419
       ===========================================================

       Trust D:
       Class 3 - 8.60%, stated maturity
         March 1, 2017                    $    5,315  $    6,077
       ==========================================================

       Trust E:
       Class 4 - 9.00%, stated maturity
         January 1, 2018                  $    14,899 $   16,552
       Unamortized discount                      (409)      (682)
       ----------------------------------------------------------
                                          $    14,490 $   15,870
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


Note 4.Assets pledged:

       Trust B and D's Bonds are collateralized by the Trusts' GNMA and FNMA certificates and the Collection Accounts. Trust E's Bonds are collateralized by Trust E's GNMA certificates and the Collection Account. Collections on the certificates are used to meet the quarterly Bond interest payments and to reduce the outstanding principal balance on the Bonds.

Note 5.Related parties:

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


Note 6.Results of operations:

       All results of operations will be transferred to the Beneficial Owner of the Trusts. Mortgage Securities III
       Corporation will be responsible for all tax liabilities incurred relating to the Trusts' operations.