Form 10-Q
period 2001-09-30
MORTGAGE SECURITIES III TRUSTS A
filed 2001-11-14
CIK 785818

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549



                             FORM 10-Q



     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


       For the Thirty-Nine Weeks Ended September 30, 2001 or


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

Mortgage Securities III Trusts B, D and E
Index to Form 10-Q Filing
For the Thirty-Nine Weeks Ended September 30, 2001
--------------------------------------------------------------------


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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          Activity during the third fiscal quarter of 2001 consisted of the collection of principal and interest on the GNMA and FNMA certificates and disbursements of the required payment of principal and interest to the bondholders.


SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2001.

                         MORTGAGE SECURITIES III TRUSTS
                         B, D AND E


                         Trusts acting through Wilmington
                         Trust Company, not in its
                         capacity, but solely as Owner
                         Trustee




                         By:__________________________

                            Mary Kay Pupillo
                            Financial Services Officer

Financial Statements

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the Trusts' annual reports (Form 10-K) filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000. Though not audited by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the thirty-nine weeks ended September 30, 2001, should not be regarded as necessarily indicative of the results that may be expected for the fiscal year 2001.

Mortgage Securities III Trust B
Statement of Operations
For the Periods Ended September 30, 2001 and September 24, 2000
(Unaudited)
-------------------------------------------------------------------

(Dollar amounts in thousands)

                       Thirteen Weeks Ended Thirty-Nine Weeks Ended

                        Sep. 30   Sep. 24     Sep. 30   Sep. 24
                           2001      2000        2001      2000
-------------------------------------------------------------------
Interest income          $  134    $  166      $  432    $  515
Interest expense             93       128         309       403
-------------------------------------------------------------------
Net income               $   41    $   38      $  123    $  112
===================================================================



































The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statement of Operations
For the Periods Ended September 30, 2001 and September 24, 2000

(Unaudited)
-------------------------------------------------------------------

(Dollar amounts in thousands)

                       Thirteen Weeks Ended Thirty-Nine Weeks Ended

                        Sep. 30   Sep. 24     Sep. 30   Sep. 24
                           2001      2000        2001      2000
-------------------------------------------------------------------
Interest income          $  135    $  224      $  369    $  528
Interest expense            105       137         348       427
-------------------------------------------------------------------
Net income               $   30    $   87      $   21    $  101
===================================================================


































The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statement of Operations
For the Periods Ended September 30, 2001 and September 24, 2000
(Unaudited)
-------------------------------------------------------------------

(Dollar amounts in thousands)

                       Thirteen Weeks Ended Thirty-Nine Weeks Ended

                        Sep. 30   Sep. 24     Sep. 30   Sep. 24
                           2001      2000        2001      2000
-------------------------------------------------------------------
Interest income          $  369    $  445      $1,205    $1,403
Interest expense            439       528       1,400     1,648
-------------------------------------------------------------------
Net loss                 $  (70)   $  (83)     $ (195)   $ (245)
===================================================================



































The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Balance Sheets
September 30, 2001 and December 31, 2000
-------------------------------------------------------------------

(Dollar amounts in thousands)
                                            Sep. 30     Dec. 31
                                               2001        2000
-------------------------------------------------------------------
                                         (Unaudited)
Assets

Cash and equivalents:
  Trust account                              $    1      $    1
  Collection account                            505         378
-------------------------------------------------------------------
                                                506         379

Interest receivable                              46          52
Government National and Federal National
  Mortgage Association certificates           6,019       7,184
-------------------------------------------------------------------
Total assets - Trust B                       $6,571      $7,615
===================================================================

Liabilities and owner's beneficial interest

Interest payable                             $  126      $  161
Collateralized mortgage obligation bonds      4,287       5,419

Owner's beneficial interest:
  Owner's beneficial interest                     1           1
  Retained earnings                           2,157       2,034
-------------------------------------------------------------------
Total owner's beneficial interest             2,158       2,035
-------------------------------------------------------------------
Total liabilities and owner's beneficial
  interest - Trust B                         $6,571      $7,615
===================================================================














The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Balance Sheets
September 30, 2001 and December 31, 2000
-------------------------------------------------------------------

(Dollar amounts in thousands)
                                            Sep. 30     Dec. 31
                                               2001        2000
-------------------------------------------------------------------
                                        (Unaudited)
Assets

Cash and equivalents:
  Trust account                              $    1      $    1
  Collection account                            203         128
-------------------------------------------------------------------
                                                204         129

Receivable from beneficial owner                194         170
Interest receivable                              33          43
Government National and Federal National
  Mortgage Association certificates           4,589       6,116
-------------------------------------------------------------------
Total assets - Trust D                       $5,020      $6,458
===================================================================

Liabilities and owner's beneficial interest

Interest payable                             $   67      $   87
Collateralized mortgage obligation bonds      4,638       6,077

Owner's beneficial interest:
  Owner's beneficial interest                     1           1
  Retained earnings                             314         293
-------------------------------------------------------------------
Total owner's beneficial interest               315         294
-------------------------------------------------------------------
Total liabilities and owner's beneficial
  interest - Trust D                         $5,020      $6,458
===================================================================













The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Balance Sheets
September 30, 2001 and December 31, 2000
-------------------------------------------------------------------

(Dollar amounts in thousands)
                                            Sep. 30     Dec. 31
                                               2001        2000
-------------------------------------------------------------------
                                        (Unaudited)
Assets

Cash and equivalents:
  Trust account                             $     1     $     1
  Collection account                          1,835       1,217
-------------------------------------------------------------------
                                              1,836       1,218

Receivable from beneficial owner                  1           1
Interest receivable                             120         142
Government National Mortgage
  Association certificates                   18,092      21,688
-------------------------------------------------------------------
Total assets - Trust E                      $20,049     $23,049
===================================================================

Liabilities and owner's beneficial interest

Interest payable                            $   302     $   373
Collateralized mortgage obligation bonds     13,136      15,870

Owner's beneficial interest:
  Owner's beneficial interest                36,294      36,294
  Accumulated deficit                       (29,683)    (29,488)
-------------------------------------------------------------------
Total owner's beneficial interest             6,611       6,806
-------------------------------------------------------------------
Total liabilities and owner's beneficial
  interest - Trust E                        $20,049     $23,049
===================================================================













The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Statement of Cash Flows
For the Periods Ended September 30, 2001 and September 24, 2000
(Unaudited)
-------------------------------------------------------------------

(Dollar amounts in thousands)
                                           Thirty-Nine Weeks Ended

                                            Sep. 30     Sep. 24
                                               2001        2000
-------------------------------------------------------------------
Cash flows from operations:
  Net income                                 $  123      $  112
  Changes in:
     Interest receivable                          6           7
     Interest payable                           (35)        (28)
-------------------------------------------------------------------
Net cash flows from operations                   94          91
-------------------------------------------------------------------

Cash flows from investing activities:
  Collections on mortgage backed certificates 1,165         786

Cash flows from financing activities:
  Payments on collateralized mortgage
     obligation bonds                        (1,132)       (957)
-------------------------------------------------------------------
Net increase (decrease) in cash and equivalents 127         (80)
Cash and equivalents at beginning of year       379         585
-------------------------------------------------------------------
Cash and equivalents at end of period        $  506      $  505
===================================================================

Supplemental disclosure:
  Cash paid during the period for interest   $  344      $  431

















The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statement of Cash Flows
For the Periods Ended September 30, 2001 and September 24, 2000
(Unaudited)
-------------------------------------------------------------------

(Dollar amounts in thousands)
                                           Thirty-Nine Weeks Ended

                                            Sep. 30     Sep. 24
                                               2001        2000
-------------------------------------------------------------------
Cash flows from operations:
  Net income                                 $   21      $  101
  Changes in:
     Interest receivable                         10          (4)
     Receivable from beneficial owner           (24)        (20)
     Interest payable                           (20)        (12)
-------------------------------------------------------------------
Net cash flows from operations                  (13)         65
-------------------------------------------------------------------

Cash flows from investing activities:
  Collections on mortgage backed certificates 1,527         942

Cash flows from financing activities:
  Payments on collateralized mortgage
     obligation bonds                        (1,439)       (805)
-------------------------------------------------------------------
Net increase in cash and equivalents             75         202
Cash and equivalents at beginning of year       129         105
-------------------------------------------------------------------
Cash and equivalents at end of period        $  204      $  307
===================================================================

Supplemental disclosure:
  Cash paid during the period for interest   $  368      $  439
















The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statement of Cash Flows
For the Periods Ended September 30, 2001 and September 24, 2000
(Unaudited)
-------------------------------------------------------------------

(Dollar amounts in thousands)
                                           Thirty-Nine Weeks Ended

                                            Sep. 30     Sep. 24
                                               2001        2000
-------------------------------------------------------------------
Cash flows from operations:
  Net loss                                   $ (195)     $ (245)
  Non-cash charges to income:
     Amortization                               409         412
  Changes in:
     Interest receivable                         22          25
     Interest payable                           (71)        (65)
-------------------------------------------------------------------
Net cash flows from operations                  165         127
-------------------------------------------------------------------

Cash flows from investing activities:
  Collections on mortgage backed certificates 3,596       2,444

Cash flows from financing activities:
  Payments on collateralized mortgage
     obligation bonds                        (3,143)     (2,889)
-------------------------------------------------------------------
Net increase (decrease) in cash and equivalents 618        (318)
Cash and equivalents at beginning of year     1,218       1,517
-------------------------------------------------------------------
Cash and equivalents at end of period        $1,836      $1,199
===================================================================

Supplemental disclosure:
  Cash paid during the period for interest   $1,062      $1,301















The accompanying notes are an integral part of these statements.

Mortgage Securities III Trusts B, D and E
Notes to Financial Statements
For the Thirty-Nine Weeks Ended September 30, 2001
(Dollar amounts in thousands)
-------------------------------------------------------------------

Note 1.Description of business:

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

       Activity during the third quarter of 2001 consisted of the collection of principal and interest on the GNMA and FNMA certificates and payment of principal and interest to the bondholders.


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

       The bond discounts on Trusts B and D were written off in 1997 because the amounts were no longer material. The bond discount for Trust E is amortized on a straight-line basis, which approximates the effective interest method over the remaining life of the instruments.

       Cash and equivalents include cash held in the collection accounts and invested in short-term investments with maturities at date of purchase of less than three months.

       The cost and estimated market values of investments in debt securities at September 30, 2001, were as follows:

                                    Gross      Gross   Estimated
                               Unrealized Unrealized      Market
       Held to Maturity:  Cost      Gains     Losses       Value
       ----------------------------------------------------------
       Mortgage backed
         securities
         Trust B      $  6,019    $   313    $     -    $  6,332
         Trust D         4,589        236          -       4,825
         Trust E        18,092        825          -      18,917


       The Trusts are legally precluded from selling the investments in debt securities, except in the case of a call of the Bonds as discussed in Note 3.


Note 3.Collateralized mortgage obligation bonds:

       Collateralized mortgage obligation bonds at September 30, 2001 and December 31, 2000 consist of the following:

                                             Sep. 30     Dec. 31
                                                2001        2000
       ----------------------------------------------------------
       Trust B:
       Class 4 - 9.00%, stated maturity
         October 1, 2016                     $ 4,287    $ 5,419
       ==========================================================

       Trust D:
       Class 3 - 8.60%, stated maturity
         March 1, 2017                       $ 4,638    $ 6,077
       ==========================================================

       Trust E:
       Class 4 - 9.00%, stated maturity
         January 1, 2018                     $13,409    $16,552
       Unamortized discount                     (273)      (682)
       ----------------------------------------------------------
                                             $13,136    $15,870
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