Form 10-K
period 2001-12-30
MORTGAGE SECURITIES III TRUSTS A
filed 2002-03-21
CIK 785818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K

               [x]Annual Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934

               [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


            For the Fiscal Year Ended December 30, 2001




                  Commission File Number 33-2253

           MORTGAGE SECURITIES III TRUSTS B, C, D, AND E


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


Mortgage Securities III Trusts B, C, D, and E
Table of Contents
-------------------------------------------------------------------
                                                        Page No.
PART I

     Item 1.  Business   .........................................1
     Item 2.  Properties..........................................1
     Item 3.  Legal Proceedings...................................1
     Item 4.  Submission of Matters to a Vote of Security
                Holders...........................................1

PART II

     Item 5.  Market for the Registrant's Beneficial Interest
                and Related Security Holder Matters...............2
     Item 6.  Selected Financial Data.............................2
     Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations...............2
     Item 8.  Financial Statements and Supplementary Data.........2
     Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures..............3

PART III

     Item 10. Directors and Executive Officers of the Registrant..3
     Item 11. Executive Compensation..............................3
     Item 12. Security Ownership of Certain Beneficial Owners and
                Management........................................3
     Item 13. Certain Relationships and Related Transactions......3

PART IV

     Item 14. Exhibits, Financial Statement Schedules and
                Reports on Form 8-K...............................4

SIGNATURE.........................................................6

Report of Independent Public Accountants..........................7

Statements of Operations for the Three Years Ended December 30, 2001

          Trust B.................................................9
          Trust C................................................10
          Trust D................................................11
          Trust E................................................12

Balance Sheets as of December 30, 2001 and December 31, 2000

          Trust B................................................13
          Trust C................................................14
          Trust D................................................15
          Trust E................................................16

Mortgage Securities III Trusts B, C, D, and E
Table of Contents
-------------------------------------------------------------------
Page No.

Statements of Changes in Owner's Beneficial Interest for the
Three Years Ended December 30, 2001

          Trust B................................................17
          Trust C................................................18
          Trust D................................................19
          Trust E................................................20


Statements of Cash Flows for the Three Years Ended December 30,
2001

          Trust B................................................21
          Trust C................................................22
          Trust D................................................23
          Trust E................................................24


Notes  to  Financial Statements for the Three Years Ended  December
30, 2001                         25


Schedule XIII-Other Security Investments

          Trust B................................................31
          Trust D................................................32
          Trust E................................................33

INDEX  TO EXHIBITS...............................................34

PART I

Item 1.                  Business
        Mortgage Securities III Trusts B, C, D, and E (the "Trusts") were established under the laws of Delaware by a trust agreement. Prior to December 27, 1987, the trust agreement was among Mortgage Securities III Corporation, Weyerhaeuser Real Estate Company and Wilmington Trust Company. On December 27, 1987, Weyerhaeuser Real Estate Company dividended its beneficial interests in Mortgage Securities III Trusts B, C, D, and E to Weyerhaeuser Company which in turn contributed its beneficial interests in the Trusts to Weyerhaeuser Financial Services, Inc., a wholly-owned subsidiary of Weyerhaeuser Company. The Trusts were organized to, and are engaged to raise funds through the issuance and sale of Collateralized Mortgage Obligation bonds collateralized by Government National Mortgage Association
      (GNMA) and Federal National Mortgage Association (FNMA) certificates. The Trusts B, C, D, and E were established on April 8, 1986 and commenced business on September 30, 1986, December 30, 1986, February 27, 1987, and December 22, 1987, respectively.

        Each Trust issued a series of Collateralized Mortgage Obligations (the "Bonds") as follows: Trust B and D's remaining Bonds are collateralized by GNMA and FNMA certificates and Trust E's remaining Bonds are collateralized by GNMA certificates.

          Trust            Date Issued            Bonds Issued
    --------------------------------------------------------------
            B            September 30, 1986       $100,000,000
            C            December 30, 1986        $100,000,000
            D            February 27, 1987        $ 75,600,000
            E            December 22, 1987        $131,600,000
      Trust C had no remaining Bonds or related collateralization at December 30, 2001.
Item 2. Properties
        The Trusts B, C, D, and E have no physical properties.
Item 3. Legal Proceedings
        The Trusts B, C, D, and E are not a party to any material pending proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
        Omitted pursuant to General Instruction J(2)(c) of Form 10-K.
                                  -1-
PART II

Item 5. Market for the Registrant's Beneficial Interest and Related Security Holder Matters

        As of March 25, 2002, the Trusts' beneficial interest is owned by Mortgage Securities III Corporation and is not traded on any stock exchange or on the over-the-counter market.

Item 6. Selected Financial Data

        Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item   7.   Management's  Discussion  and  Analysis  of   Financial
Condition and Results of Operations

        Business activity during 2001, 2000 and 1999 consisted of the collection of principal and interest by the trustee on the GNMA and FNMA certificates and the disbursement of the required payment of interest and principal to the bondholders.

        The following table outlines principal payments made by the Trusts during 2001 to the bondholders (in thousands).

                              Class 3     Class 4       Total
                           -----------------------------------
                  Trust B  $        -    $  1,540     $  1,540
                  Trust D       1,877           -        1,877
                  Trust E           -       4,676        4,676

        This rate of payment is sufficient to retire the Bonds prior to their stated maturity.


Item 8. Financial Statements and Supplementary Data

        The  financial statements of the Trusts, together with  the
        related  Notes  to  Financial  Statements  and  Report   of
        Independent Public Accountants, are included herein.




                                         -2-
Item 9.    Changes   in  and  Disagreements  with  Accountants   on
        Accounting and Financial Disclosures

        There was no change in accountants, nor any material disagreement with accountants on any matter of accounting principles, practices or financial statement disclosures, during the year ended December 30, 2001.

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


















                                -3-

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (1) The following documents are filed as part of this report:

            (a) Report of Independent Public Accountants.

            (b) Financial Statements:

                Statements of Operations

                Trust B for the Three Years Ended December 30, 2001 Trust C for the Three Years Ended December 30, 2001 Trust D for the Three Years Ended December 30, 2001 Trust E for the Three Years Ended December 30, 2001

                Balance Sheets

                Trust B as of December 30, 2001 and December 31, 2000 Trust C as of December 30, 2001 and December 31, 2000 Trust D as of December 30, 2001 and December 31, 2000 Trust E as of December 30, 2001 and December 31, 2000

                Statements of Changes in Owner's Beneficial Interest

                Trust  B for the Three Years Ended December  30, 2001
                Trust  C for the Three Years Ended December  30, 2001
                Trust  D for the Three Years Ended December  30, 2001
                Trust  E for the Three Years Ended December  30, 2001

                Statements of Cash Flows

                Trust  B for the Three Years Ended December  30, 2001
                Trust  C for the Three Years Ended December  30, 2001
                Trust  D for the Three Years Ended December  30, 2001
                Trust  E for the Three Years Ended December  30, 2001



                Notes to Financial Statements for the Three Years Ended December 30, 2001.










                                -4-
        (c) Financial Statement Schedules:

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


(3) Financial Statement Schedules required by Regulation S-X are included in Item (1)(c) above.






























                                -5-

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March 2002.


                                 MORTGAGE SECURITIES III TRUSTS
                                 B, C, D, AND E

                                 Trusts acting through Wilmington
                                 Trust Company, not in its individual
                                 capacity, but solely as Owner Trustee


                                 By: ____________________________

                                        Mary Kay Pupillo
                                        Financial Services Officer
















                                -6-
Report of Independent Public Accountants



To the Beneficial Owner of Mortgage
Securities III Trusts B, C, D, and E


We have audited the accompanying balance sheets of Mortgage Securities III Trusts B, C, D, and E (trusts established under the laws of the State of Delaware) as of December 30, 2001 and December 31, 2000, and the related statements of operations, changes in owner's beneficial interest and cash flows for each of the three years in the period ended December 30, 2001. These financial statements and the schedules referred to below are the responsibility of the Trusts' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortgage Securities III Trusts B, C, D, and E, as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States.






                                -7-
Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                   ARTHUR ANDERSEN LLP



Seattle, Washington
March 2, 2002


















                                -8-
Mortgage Securities III Trust B
Statements of Operations
For the Three Years Ended December 30, 2001
-------------------------------------------------------------------
(Dollar amounts in thousands)



                                     2001       2000       1999
-----------------------------------------------------------------
Interest income                   $   556     $  676     $   855

Interest expense                      392        523         727
-----------------------------------------------------------------
Net income                        $   164     $  153     $   128
=================================================================
























See accompanying notes.
                                -9-
Mortgage Securities III Trust C
Statements of Operations
For the Three Years Ended December 30, 2001
-------------------------------------------------------------------
(Dollar amounts in thousands)



                                     2001       2000       1999
-----------------------------------------------------------------

Interest income                   $     -     $    -     $     -

Interest expense                        -          -           -
-----------------------------------------------------------------
Net income                        $     -     $    -     $     -
=================================================================
























See accompanying notes.
                               -10-
Mortgage Securities III Trust D
Statements of Operations
For the Three Years Ended December 30, 2001
-------------------------------------------------------------------
(Dollar amounts in thousands)



                                     2001       2000       1999
------------------------------------------------------------------
Interest income                   $   436     $  581     $   695

Interest expense                      442        559         698
------------------------------------------------------------------
Net income (loss)                 $   (6)     $   22     $   (3)
==================================================================






















See accompanying notes.
                               -11-
Mortgage Securities III Trust E
Statements of Operations
For the Three Years Ended December 30, 2001
------------------------------------------------------------------
(Dollar amounts in thousands)



                                     2001       2000       1999
------------------------------------------------------------------

Interest income                   $ 1,550     $1,872     $ 2,279

Interest expense                    1,803      2,157       2,685
------------------------------------------------------------------
Net loss                          $ (253)     $(285)     $ (406)
==================================================================

























See accompanying notes.
                               -12-
Mortgage Securities III Trust B
Balance Sheets
December 30, 2001 and December 31, 2000
-------------------------------------------------------------------
(Dollar amounts in thousands)

                                                2001        2000
-----------------------------------------------------------------

Assets
Cash and equivalents:
  Trust account                               $    1      $    1
  Collection account                             660         378
-----------------------------------------------------------------

                                                 661         379


Interest receivable                               41          52
Government National and Federal National
  Mortgage Association certificates            5,488       7,184
-----------------------------------------------------------------
TOTAL ASSETS - TRUST B                        $6,190      $7,615
=================================================================

Liabilities and owner's beneficial interest

Interest payable                              $  112      $  161

Collateralized mortgage obligation bonds       3,879       5,419

Owner's beneficial interest:
  Owner's beneficial interest                      1           1
  Retained earnings                            2,198       2,034
-----------------------------------------------------------------
    Total owner's beneficial interest          2,199       2,035
-----------------------------------------------------------------
TOTAL  LIABILITIES  AND OWNER'S  BENEFICIAL
INTEREST - TRUST B                            $6,190      $7,615
=================================================================
















See accompanying notes.


                               -13-
Mortgage Securities III Trust C
Balance Sheets
December 30, 2001 and December 31, 2000
----------------------------------------------------------------
(Dollar amounts in thousands)

                                               2001         2000
-----------------------------------------------------------------

TOTAL ASSETS - TRUST C                        $    -      $    -
=================================================================




TOTAL LIABILITIES AND OWNER'S BENEFICIAL INTEREST -
TRUST C                                       $    -      $    -
=================================================================








































See accompanying notes.
                               -14-
Mortgage Securities III Trust D
Balance Sheets
December 30, 2001 and December 31, 2000
-------------------------------------------------------------------
(Dollar amounts in thousands)

                                                2001         2000
-----------------------------------------------------------------

Assets
Cash and equivalents:
  Trust account                               $    1      $    1
  Collection account                             248         128
-----------------------------------------------------------------
                                                 249         129


Receivable from beneficial owner                 199         170
Interest receivable                               30          43
Government National and Federal National
  Mortgage Association certificates            4,071       6,116
-----------------------------------------------------------------
TOTAL ASSETS - TRUST D                        $4,549      $6,458
=================================================================

Liabilities and owner's beneficial interest

Interest payable                              $   61      $   87
Collateralized mortgage obligation bonds       4,200       6,077

Owner's beneficial interest:
  Owner's beneficial interest                      1           1
  Retained earnings                              287         293
-----------------------------------------------------------------
    Total owner's beneficial interest            288         294
-----------------------------------------------------------------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST - TRUST D                            $4,549      $6,458
=================================================================












See accompanying notes.
                               -15-
Mortgage Securities III Trust E
Balance Sheets
December 30, 2001 and December 31, 2000
-------------------------------------------------------------------
(Dollar amounts in thousands)

                                                 2001       2000
------------------------------------------------------------------

Assets
Cash and equivalents:
  Trust account                               $     1     $    1
  Collection account                            1,302      1,217
------------------------------------------------------------------
                                                1,303      1,218

Receivable from beneficial owner                    1          1
Interest receivable                               112        142
Government National Mortgage Association
  certificates                                 17,144     21,688
------------------------------------------------------------------
TOTAL ASSETS - TRUST E                        $18,560     $23,049
==================================================================

Liabilities and owner's beneficial interest

Interest payable                              $   267     $  373
Collateralized  mortgage obligation  bonds,    11,740     15,870
net

Owner's beneficial interest:
  Owner's beneficial interest                  36,294     36,294
  Accumulated deficit                         (29,741)   (29,488)
------------------------------------------------------------------
    Total owner's beneficial interest           6,553      6,806
------------------------------------------------------------------
TOTAL LIABILITIES AND OWNER'S BENEFICIAL
INTEREST -                                    $18,560     $23,049
TRUST E
==================================================================












See accompanying notes.

                               -16-
Mortgage Securities III Trust B
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 30, 2001
------------------------------------------------------------------
(Dollar amounts in thousands)

                                  Owner's
                                Beneficial    Retained
                                 Interest     Earnings      Total
-----------------------------------------------------------------

Balance at December 27, 1998     $      1     $ 1,753     $ 1,754
Net income                              -         128         128
-----------------------------------------------------------------
Balance at December 26, 1999            1       1,881       1,882
Net income                              -         153         153
------------------------------------------------------------------
Balance at December 31, 2000            1       2,034       2,035
Net income                              -         164         164
-----------------------------------------------------------------
Balance at December 30, 2001     $      1     $ 2,198     $ 2,199
==================================================================




















See accompanying notes.
                               -17-
Mortgage Securities III Trust C
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 30, 2001
-------------------------------------------------------------------
(Dollar amounts in thousands)

                                  Owner's
                                Beneficial    Retained
                                 Interest     Earnings      Total
----------------------------------------------------------------

Balance at December 27, 1998     $      1     $   971     $  972
Dividends paid                          -       (971)       (971)
Return  of  owner's  beneficial       (1)           -         (1)
interest
------------------------------------------------------------------
Balance at December 26, 1999            -           -           -
-----------------------------------------------------------------
Balance at December 31, 2000            -           -           -
------------------------------------------------------------------
Balance at December 30, 2001     $      -     $     -      $    -
===================================================================




















See accompanying notes.

                               -18-
Mortgage Securities III Trust D
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 30, 2001
-------------------------------------------------------------------
(Dollar amounts in thousands)

                                  Owner's
                                Beneficial    Retained
                                 Interest     Earnings      Total
----------------------------------------------------------------

Balance at December 27, 1998     $      1     $   274      $  275
Net loss                                -         (3)         (3)
----------------------------------------------------------------
Balance at December 26, 1999            1         271         272
Net income                              -          22          22
-----------------------------------------------------------------
Balance at December 31, 2000            1         293         294
Net loss                                -         (6)         (6)
-----------------------------------------------------------------
Balance at December 30, 2001     $      1     $   287      $  288
=================================================================




















See accompanying notes.
                               -19-
Mortgage Securities III Trust E
Statements of Changes in Owner's Beneficial Interest
For the Three Years Ended December 30, 2001
-------------------------------------------------------------------
(Dollar amounts in thousands)


                                 Owner's
                                 Beneficial    Accumulated
                                 Interest       Deficit     Total
-------------------------------------------------------------------

Balance at December 27, 1998     $ 36,294    $(28,797)    $ 7,497
Net loss                                -       (406)       (406)
-------------------------------------------------------------------
Balance at December 26, 1999       36,294     (29,203)      7,091
Net loss                                -       (285)       (285)
--------------------------------------------------------------------
Balance at December 31, 2000       36,294     (29,488)      6,806
Net loss                                -       (253)       (253)
--------------------------------------------------------------------
Balance at December 30, 2001     $ 36,294    $(29,741)    $ 6,553
===================================================================



















See accompanying notes.
                               -20-
Mortgage Securities III Trust B
Statements of Cash Flows
For the Three Years Ended December 30, 2001
--------------------------------------------------------------------
(Dollar amounts in thousands)

                                        2001        2000        1999
----------------------------------------------------------------------

Cash flows from operations:
  Net income                         $   164     $   153     $   128
  Changes in:
    Interest receivable                   11           7          23
    Interest payable                     (49)        (38)       (102)
----------------------------------------------------------------------
Cash flows from operations               126         122          49
----------------------------------------------------------------------
Cash flows from investing
activities:
  Collections on mortgage backed
    certificates                       1,696       1,002       3,112
----------------------------------------------------------------------
Cash     flows    from     financing
activities:
  Payments on collateralized
    mortgage obligation bonds         (1,540)     (1,330)     (3,435)
--------------------------------------------------------------------
Net increase (decrease) in cash and
  equivalents                            282        (206)       (274)
Cash and equivalents at beginning
  of year                                379         585         859
----------------------------------------------------------------------
Cash and equivalents at end of year  $   661     $   379     $   585
======================================================================
Supplemental disclosure:
  Cash paid during the year for
   interest                          $   441     $   561     $   829














See accompanying notes.
                               -21-
Mortgage Securities III Trust C
Statements of Cash Flows
For the Three Years Ended December 30, 2001
-------------------------------------------------------------------
(Dollar amounts in thousands)

                                        2001        2000        1999
--------------------------------------------------------------------

Cash flows from operations:
  Net income                         $     -     $     -     $     -
  Changes in:
    Receivable from beneficial owner       -           -         972
----------------------------------------------------------------------
Cash flows from operations                 -           -         972
----------------------------------------------------------------------
Cash flows from investing activities       -           -           -
----------------------------------------------------------------------
Cash     flows    from     financing
activities:
  Return of owner's beneficial             -           -          (1)
interest
  Dividends paid                           -           -        (971)
----------------------------------------------------------------------
Cash flows from financing activities       -           -        (972)
----------------------------------------------------------------------
Net decrease in cash and equivalents       -           -           -
Cash and equivalents at beginning
  of year                                  -           -           -
----------------------------------------------------------------------

Cash and equivalents at end of year  $     -     $     -     $     -
======================================================================
Supplemental disclosure:
  Cash paid during the year for
   interest                          $     -     $     -     $     -
















See accompanying notes.
                               -22-
Mortgage Securities III Trust D
Statements of Cash Flows
For the Three Years Ended December 30, 2001
-------------------------------------------------------------------
(Dollar amounts in thousands)

                                        2001        2000        1999
----------------------------------------------------------------------

Cash flows from operations:
  Net income (loss)                  $    (6)    $    22     $    (3)
  Changes in:
    Interest receivable                   13          (3)         30
    Receivable from beneficial owner     (29)        (27)        (48)
    Interest payable                     (26)        (14)        (40)
---------------------------------------------------------------------
Cash flows from operations               (48)        (22)        (61)
----------------------------------------------------------------------
Cash     flows    from     investing
activities:
  Collections on mortgage backed
    certificates                       2,045       1,010       2,729
----------------------------------------------------------------------
Cash     flows    from     financing
activities:
  Payments on collateralized
    mortgage obligation bonds         (1,877)       (964)     (2,776)
----------------------------------------------------------------------
Net increase (decrease) in cash
  and equivalents                        120          24        (108)
Cash and equivalents at beginning
  of year                                129         105         213
----------------------------------------------------------------------

Cash and equivalents at end of year  $   249     $   129     $   105
======================================================================
Supplemental disclosure:
  Cash paid during the year for
   interest                          $   468     $   573     $   738














See accompanying notes.
                               -23-
Mortgage Securities III Trust E
Statements of Cash Flows
For the Three Years Ended December 30, 2001
-------------------------------------------------------------------
(Dollar amounts in thousands)

                                         2001        2000        1999
----------------------------------------------------------------------

Cash flows from operations:
  Net loss                            $  (253)    $  (285)    $  (406)
  Non-cash charges:
    Amortization                          546         549         546
  Changes in:
    Interest receivable                    30          22          58
    Receivable from beneficial owner        -          (1)          -
    Interest payable                     (106)        (83)       (231)
----------------------------------------------------------------------
Cash flows from operations                217         202         (33)
----------------------------------------------------------------------
Cash     flows    from     investing
activities:
  Collections on mortgage backed
    certificates                        4,544       3,211       8,531
---------------------------------------------------------------------
Cash     flows    from     financing
activities:
    Payments on collateralized
      mortgage obligation bonds        (4,676)     (3,712)     (10,310)
----------------------------------------------------------------------
Net increase (decrease) in cash
  and equivalents                          85        (299)     (1,812)
Cash and equivalents at beginning
  of year                               1,218       1,517       3,329
----------------------------------------------------------------------
Cash and equivalents at end of year   $ 1,303     $ 1,218     $ 1,517
======================================================================
Supplemental disclosure:
  Cash paid during the year for
    interest                          $ 1,363     $ 1,691     $ 2,370













See accompanying notes.
                               -24-
Mortgage Securities III Trusts B, C, D, and E
Notes to Financial Statements
For the Three Years Ended December 30, 2001

(Dollar amounts in thousands)


Note 1.                       Description of business:

       Mortgage Securities III Trusts B, C, D, and E (the "Trusts") were established under the laws of Delaware by a trust agreement. Prior to December 27, 1987, the trust agreement was among Mortgage Securities III Corporation, Weyerhaeuser Real Estate Company and Wilmington Trust Company. On December 27, 1987, Weyerhaeuser Real Estate Company dividended its beneficial interests in Mortgage Securities III Trusts B, C, D, and E to Weyerhaeuser Company which in turn contributed its beneficial interests in the Trusts to Weyerhaeuser Financial Services, Inc., a wholly-owned subsidiary of Weyerhaeuser Company. The Trusts were organized to, and are engaged to raise funds through the issuance and sale of collateralized mortgage obligation bonds (the "Bonds") collateralized by Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA) certificates. The Trusts B, C, D, and E were established on April 8, 1986 and commenced business on September 30, 1986, December 30, 1986, February 27, 1987, and December 22, 1987, respectively.

       Each Trust has issued a series of Bonds as follows:
       Trust                Date Issued           Bonds Issued
        ---------------------------------------------------------
         B               September 30, 1986       $100,000
         C               December 30, 1986        $100,000
         D               February 27, 1987        $ 75,600
         E               December 22, 1987        $131,600







                               -25-

       Trust B and D's remaining Bonds are collateralized by GNMA and FNMA certificates and Trust E's remaining Bonds are collateralized by GNMA certificates. Trust C had no remaining Bonds or related collateralization at December 30, 2001.

       Activity during 2001, 2000 and 1999, primarily consisted of the collection of principal and interest on the GNMA and FNMA certificates and payment of principal and interest to the bondholders. In 1998, the Bonds in Trust C were called. All GNMA and FNMA certificates of this Trust were sold and all Bond principal and interest was paid to the bondholders when the Bonds were called.

       Our  fiscal  year ends on the last Sunday of the  calendar
       year.   Fiscal  year 2000 was 53 weeks while fiscal  years
       2001 and 1999 were 52 weeks each.

Note 2.                  Accounting policies:

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

       The bond discounts on Trusts B and D were written off in 1997 as management intends to prepay the bonds and the amounts were no longer material. The bond discount for Trust E is amortized on a straight line basis, which approximates the effective interest method over the remaining life of the instruments.

       Cash and equivalents include cash held in the collection accounts and invested in short-term investments with maturities at date of purchase of less than three months.

                               -26-
       The cost and estimated market values of investments in debt securities at December 30, 2001 were as follows:


                                     Gross      Gross    Estimated
       Held to            Cost    Unrealized  Unrealized   Market
       Maturity:                      Gains     Losses     Value
       ----------------  ---------------------------------------

        Mortgage-backed
          Securities
            Trust B      $ 5,488    $   293   $    -     $ 5,781
            Trust D        4,071        206        -       4,277
            Trust E       17,144        710        -      17,854


       The   Trusts  are  legally  precluded  from  selling  the
       investments in debt securities, except in the case of a call of the Bonds as discussed in Note 3.

Note 3.Collateralized mortgage obligation bonds:

       Collateralized mortgage obligation bonds at December 30, 2001 and December 31, 2000 consist of the following:


                                               2001           2000
                                               --------------------
        Trust B:
        Class 4 - 9.00%, stated maturity
          October 1, 2016                      $ 3,879      $5,419

                                               ====================
        Trust D:
        Class 3 - 8.60%, stated maturity
          March 1, 2017                        $ 4,200       $6,077

                                               ====================
        Trust E:
        Class 4 - 9.00%, stated maturity
          January 1, 2018                       $11,876    $16,552
        Unamortized discount                       (136)      (682)
                                                --------------------
                                               $ 11,740    $15,870

                                                ====================



       The stated maturity is the date such class will be fully paid, assuming that scheduled interest and principal payments (with no prepayments) on the certificates are timely received.

                               -27-
       All collections on the certificates are pledged as security for the Bonds and will be remitted directly to a collection account (the "Collection Account") established with the Trustee and together with the reinvestment earnings thereon, will be available for application to the payment of principal and interest on the Bonds on the following payment date.

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




                               -28-
       Trust B and E's Bonds were redeemed February 15, 2002. Trust D's Bonds are expected to be redeemed before the end of 2002. At December 30, 2001, the bonds for all three trusts are considered current maturities.

Note 4.  Assets pledged:

      Trust B and D's Bonds are collateralized by the Trusts' GNMA and FNMA certificates and the Collection Accounts. Trust E's Bonds are collateralized by Trust E's GNMA certificates and the Collection Account. Collections on the certificates are used to meet the quarterly Bond interest payments and to reduce the outstanding principal balance on the Bonds. As of December 30, 2001, certificates are guaranteed by the Government National Mortgage Association and the Federal National Mortgage Association as follows:

                        Government National   Federal National
                        Mortgage              Mortgage
                        Association           Association
                        -------------------------------------
         Trust B           $  5,024            $    464
         Trust D              3,600                 471
         Trust E             17,144                 N/A


Note 5.  Related parties:

      Trusts B, C and D purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA and FNMA certificates which were used to collateralize the Bonds. The purchases were at par value, plus Trust D's purchase premiums and less Trust B and C's purchase discounts. The purchases were financed with market-rate short-term debt from this affiliate until proceeds from the bond issuance were obtained.









                               -29-
      Trust E purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA certificates which were used to collateralize the Bonds. The purchases were at par value, less the purchase discounts. The purchases were financed with the proceeds received from the Bond issuances and notes due to Weyerhaeuser Mortgage Company. The notes accrued interest at Bank of America's prime rate and compounded interest annually. Both the principal and interest related to the Weyerhaeuser Mortgage Company payables were paid off by Weyerhaeuser Financial Services, Inc. (the "Beneficial Owner") in March 1997, in anticipation of the sale of Weyerhaeuser Mortgage Company to an unrelated third party by Weyerhaeuser Financial Services, Inc. and Weyerhaeuser Company. In August 1997, Weyerhaeuser Financial Services, Inc. contributed capital to Trust E, increasing the Beneficial Owner's interest.

      Certain ongoing administrative and accounting functions are provided by the Beneficial Owner at no cost to each Trust.


Note 6.  Results of operations:

         All results of operations will be transferred to the Beneficial Owner of the Trusts. Mortgage Securities III Corporation will be responsible for all tax liabilities incurred relating to the Trusts' operations.

Note 7.  Subsequent Event:

      Trust B and E's Bonds were redeemed February 15, 2002.











                               -30-
Mortgage Securities III Trust B
Schedule XIII - Other Security Investments
December 30, 2001

(Dollar amounts in thousands)

                         Number of
                        Certificate                      Market
                             s
  Type of Security          Held           Cost          Value
------------------------------------------------------------------

Government National
Mortgage Association
  Certificates              26          $ 5,024        $ 5,288

Federal National
Mortgage Association
  Certificates              15              464            493
                        -----------------------------------------
                            41          $ 5,488        $ 5,781
                        =========================================



1.   Cost  represents the uncollected principal balance  of  the
mortgage  loans  underlying the certificates.   Investments  are
grouped and are carried at cost.

2. Market value is an estimate based on the most current information available.














                               -31-
Mortgage Securities III Trust D
Schedule XIII - Other Security Investments
December 30, 2001

(Dollar amounts in thousands)


                         Number of
                        Certificates                     Market
  Type of Security          Held           Cost          Value
------------------------------------------------------------------

Government National
Mortgage Association
Certificates                22          $ 3,600        $ 3,775

Federal National
Mortgage Association
  Certificates               6              471            502
                        -----------------------------------------
                            28          $ 4,071        $ 4,277
                        =========================================




1.   Cost  represents the uncollected principal balance  of  the
mortgage  loans  underlying the certificates.   Investments  are
grouped and are carried at cost.

2. Market value is an estimate based on the most current information available.













                               -32-
Mortgage Securities III Trust E
Schedule XIII - Other Security Investments
December 30, 2001

(Dollar amounts in thousands)


                         Number of
                        Certificate                      Market
                             s
  Type of Security          Held           Cost          Value
------------------------------------------------------------------

Government National
Mortgage Association
  Certificates              62         $  17,144       $   17,854
                        =========================================





1.   Cost  represents the uncollected principal balance  of  the
mortgage  loans  underlying the certificates.   Investments  are
grouped and are carried at cost.

2. Market value is an estimate based on the most current information available.



























                               -33-

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







                               -34-