Form 10-Q
period 2002-03-31
MORTGAGE SECURITIES III TRUSTS A
filed 2002-05-10
CIK 785818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


	[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the Thirteen Weeks Ended March 31, 2002 or


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

The Registrant meets the conditions set forth in General Instruction
       H(1)(a) and
(b) of Form 10-Q and is therefore, filing this form with the reduced disclosure format.
Mortgage Securities III Trusts B, D and E
Index to Form 10-Q Filing
For the Thirteen Weeks Ended March 31, 2002
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
Results of Operations

Activity during the first fiscal quarter of 2002 consisted of the collection of principal and interest on the GNMA and FNMA certificates, disbursements of the required payment of principal and interest to the bondholders, and the Trust B and E bond redemption and certificate sales. Trusts B and E had no remaining bonds or related collateralization at March 31, 2002.


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of May 2002.

			MORTGAGE SECURITIES III TRUSTS
			B, D AND E


			Trusts acting through Wilmington
			Trust Company, not in its
			capacity, but solely as Owner
			Trustee




			By:	__________________________

				Mary Kay Pupillo
				Financial Services Officer

Financial Statements

The financial information included in this report has been prepared in conformity with accounting practices and methods reflected in the financial statements included in the Trusts' annual reports (Form 10-K) filed with the Securities and Exchange Commission for the fiscal year ended
December 30, 2001.
Though not audited by independent public accountants, the financial information reflects, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim period indicated. The results of operations for the thirteen weeks ended March 31, 2002, should not be regarded as necessarily indicative of the results that may be expected for the fiscal year 2002.

Mortgage Securities III Trust B
Statement of Operations
For the Periods Ended March 31, 2002 and April 1, 2001
(Unaudited)
--------------------------------------------------------------------------

(Dollar amounts in thousands)

	Thirteen Weeks Ended

					Mar. 31		Apr. 1
					2002		2001
-------------------------------------------------------------------------------
Interest income			$	47		$	154
Interest expense			49			113
Other income, net			197			-
-------------------------------------------------------------------------------
Net income			$	195		$	41
===============================================================================




















The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust D
Statement of Operations
For the Periods Ended March 31, 2002 and April 1, 2001
(Unaudited)
-------------------------------------------------------------------------------

(Dollar amounts in thousands)

	Thirteen Weeks Ended

				Mar. 31			Apr. 1
				2002			2001
-------------------------------------------------------------------------------
Interest income		$	87		$	128
Interest expense		83			126
-------------------------------------------------------------------------------
Net income		$	4		$	2
===============================================================================





















The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust E
Statement of Operations
For the Periods Ended March 31, 2002 and April 1, 2001
(Unaudited)
-------------------------------------------------------------------------------

(Dollar amounts in thousands)

	Thirteen Weeks Ended

				Mar. 31			Apr. 1
				2002			2001
-------------------------------------------------------------------------------
Interest income			$	139		$	431
Interest expense			380			490
Other income, net			764			-
-------------------------------------------------------------------------------
Net income (loss)		$	523		$	(59)
===============================================================================




















The accompanying notes are an integral part of these statements.

Mortgage Securities III Trust B
Balance Sheets
March 31, 2002 and December 30, 2001
-------------------------------------------------------------------------------

(Dollar amounts in thousands)
						Mar. 31		Dec. 30
						2002		2001
-------------------------------------------------------------------------------
	(Unaudited)
Assets

Cash and equivalents:
	Trust account			$	1	$	1
	Collection account			422		660
-------------------------------------------------------------------------------
						423		661

Interest receivable				-		41
Receivable from beneficial owner		1,971		-
Government National and Federal National
	Mortgage Association certificates	-		5,488
-------------------------------------------------------------------------------
Total assets - Trust B			$	2,394	$	6,190
===============================================================================

Liabilities and owner's beneficial interest

Interest payable			$	-	$	112
Collateralized mortgage obligation bonds	-		3,879

Owner's beneficial interest:
	Owner's beneficial interest		1		1
	Retained earnings			2,393		2,198
-------------------------------------------------------------------------------
Total owner's beneficial interest		2,394		2,199
-------------------------------------------------------------------------------
Total liabilities and owner's beneficial
	interest - Trust B		$	2,394	$	6,190
===============================================================================







The accompanying notes are an integral part of these statements.

			-6-
Mortgage Securities III Trust D
Balance Sheets
March 31, 2002 and December 30, 2001
-------------------------------------------------------------------------------

(Dollar amounts in thousands)
						Mar. 31		Dec. 30
						2002		2001
-------------------------------------------------------------------------------
	(Unaudited)
Assets

Cash and equivalents:
	Trust account				$	1	$	1
	Collection account				131		248
-------------------------------------------------------------------------------
							132		249

Receivable from beneficial owner			206		199
Interest receivable					27		30
Government National and Federal National
	Mortgage Association certificates		3,724		4,071
-------------------------------------------------------------------------------
Total assets - Trust D				$	4,089	$	4,549
===============================================================================

Liabilities and owner's beneficial interest

Interest payable				$	53	$	61
Collateralized mortgage obligation bonds		3,744		4,200

Owner's beneficial interest:
	Owner's beneficial interest			1		1
	Retained earnings				291		287
-------------------------------------------------------------------------------
Total owner's beneficial interest			292		288
-------------------------------------------------------------------------------
Total liabilities and owner's beneficial
	interest - Trust D			$	4,089	$	4,549
===============================================================================






The accompanying notes are an integral part of these statements.

			-7-

Mortgage Securities III Trust E
Balance Sheets
March 31, 2002 and December 30, 2001
-------------------------------------------------------------------------------

(Dollar amounts in thousands)
						Mar. 31		Dec. 30
						2002		2001
-------------------------------------------------------------------------------
	(Unaudited)
Assets

Cash and equivalents:
	Trust account				$	1	$	1
	Collection account				1,113		1,302
-------------------------------------------------------------------------------
							1,114		1,303

Receivable from beneficial owner			5,962		1
Interest receivable					-		112
Government National Mortgage
	Association certificates			-		17,144
-------------------------------------------------------------------------------
Total assets - Trust E				$	7,076	$	18,560
===============================================================================

Liabilities and owner's beneficial interest

Interest payable				$	-	$	267
Collateralized mortgage obligation bonds		-		11,740

Owner's beneficial interest:
	Owner's beneficial interest			36,294		36,294
	Accumulated deficit				(29,218)	(29,741)
-------------------------------------------------------------------------------
Total owner's beneficial interest			7,076		6,553
-------------------------------------------------------------------------------
Total liabilities and owner's beneficial
	interest - Trust E			$	7,076	$	18,560
===============================================================================






The accompanying notes are an integral part of these statements.

			-8-

Mortgage Securities III Trust B
Statement of Cash Flows
For the Periods Ended March 31, 2002 and April 1, 2001
(Unaudited)
-------------------------------------------------------------------------------

(Dollar amounts in thousands)
	Thirteen Weeks Ended

						Mar. 31		Apr. 1
						2002		2001
-------------------------------------------------------------------------------
Cash flows from operations:
	Net income				$	195	$	41
	Changes in:
		Interest receivable			41		2
		Interest payable			(112)		(9)
		Receivable from beneficial owner	(1,971)		-
	Gain on sale of mortgage backed certificates	(212)		-
	Loss on redemption of collateralized mortgage
		obligation bonds			15		-
-------------------------------------------------------------------------------
Net cash flows from operations				(2,044)		34
-------------------------------------------------------------------------------

Cash flows from investing activities:
	Collections on mortgage backed certificates	5,700		376

Cash flows from financing activities:
	Payments on collateralized mortgage
		obligation bonds			(3,894)		(257)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents		(238)		153
Cash and equivalents at beginning of year		661		379
-------------------------------------------------------------------------------
Cash and equivalents at end of period		$	423	$	532
===============================================================================

Supplemental disclosure:
	Cash paid during the period for interest$	161	$	122







The accompanying notes are an integral part of these statements.

			-9

Mortgage Securities III Trust D
Statement of Cash Flows
For the Periods Ended March 31, 2002 and April 1, 2001
(Unaudited)
-------------------------------------------------------------------------------

(Dollar amounts in thousands)
	Thirteen Weeks Ended

							Mar. 31		Apr. 1
							2002		2001
-------------------------------------------------------------------------------
Cash flows from operations:
	Net income				$	4	$	2
	Changes in:
		Interest receivable			3		3
		Receivable from beneficial owner	(7)		(6)
		Interest payable			(8)		(5)
-------------------------------------------------------------------------------
Net cash flows from operations				(8)		(6)
-------------------------------------------------------------------------------

Cash flows from investing activities:
	Collections on mortgage backed certificates	347		362

Cash flows from financing activities:
	Payments on collateralized mortgage
		obligation bonds			(456)		(333)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents		(117)		23
Cash and equivalents at beginning of year		249		129
-------------------------------------------------------------------------------
Cash and equivalents at end of period		$	132	$	152
===============================================================================

Supplemental disclosure:
	Cash paid during the period for interest$	91	$	131









The accompanying notes are an integral part of these statements.

			-10-
Mortgage Securities III Trust E
Statement of Cash Flows
For the Periods Ended March 31, 2002 and April 1, 2001
(Unaudited)
-------------------------------------------------------------------------------

(Dollar amounts in thousands)
	Thirteen Weeks Ended

						Mar. 31		Apr. 1
						2002		2001
-------------------------------------------------------------------------------
Cash flows from operations:
	Net income (loss)			$	523	$	(59)
	Non-cash charges to income:
		Amortization				136		136
	Changes in:
		Interest receivable			112		-
		Interest payable			(267)		(19)
		Receivable from beneficial owner	(5,961)		-
	Gain on sale of mortgage backed certificates	(777)		-
	Loss on redemption of collateralized mortgage
		Obligation bonds			13		-
-------------------------------------------------------------------------------
Net cash flows from operations				(6,221)		58
-------------------------------------------------------------------------------

Cash flows from investing activities:
	Collections on mortgage backed certificates	17,921		731

Cash flows from financing activities:
	Payments on collateralized mortgage
		obligation bonds			(11,889)	(844)
-------------------------------------------------------------------------------
Net decrease in cash and equivalents			(189)		(55)
Cash and equivalents at beginning of year		1,303		1,218
-------------------------------------------------------------------------------
Cash and equivalents at end of period		$	1,114	$	1,163
===============================================================================

Supplemental disclosure:
	Cash paid during the period for
		interest			$	511	$	373





The accompanying notes are an integral part of these statements.

Mortgage Securities III Trusts B, D and E
Notes to Financial Statements
For the Thirteen Weeks Ended March 31, 2002
(Dollar amounts in thousands)
-------------------------------------------------------------------------------
Note 1.	Description of business:

Mortgage Securities III Trusts B, D and E (the "Trusts") were established under the laws of Delaware by a trust agreement. Prior to December 27, 1987, the trust agreement was among Mortgage Securities III Corporation, Weyerhaeuser Real Estate Company and Wilmington Trust Company. On December 27, 1987, Weyerhaeuser Real Estate Company dividended its beneficial interests in Mortgage Securities III Trusts B, D and E to Weyerhaeuser Company which in turn contributed its beneficial interests in the Trusts to Weyerhaeuser Financial Services, Inc., a wholly-owned subsidiary of Weyerhaeuser Company. The Trusts were organized to raise funds through the issuance and sale of collateralized mortgage obligation bonds (the "Bonds") collateralized by Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA) certificates. The Trusts B, D and E were established on April 8, 1986 and commenced business on September 30, 1986, February 27, 1987 and December 22, 1987, respectively.

Each Trust issued a series of Bonds as follows:

Trust	Date Issued	Bonds Issued
---------------------------------------------------------------
	B	September 30, 1986	$	100,000
	D	February 27, 1987	$	75,600
	E	December 22, 1987	$	131,600

Trust D's remaining Bonds are collateralized by GNMA and FNMA certificates. Trusts B and E's Bonds were redeemed and the accompanying certificates sold during the first quarter of 2002.

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

The bond discount on Trust D was written off in 1997 as management intends to prepay the bonds and the amount was no longer material.

Cash and equivalents include cash held in the collection accounts and invested in short-term investments with maturities at date of purchase of less than three months.

The cost and estimated market values of investments in debt securities at March 31, 2002, were as follows:

			Gross		Gross		Estimated
			Unrealized	Unrealized	Market
Held to Maturity:Cost	Gains		Losses		Value
---------------------------------------------------------------------
Mortgage backed
securities
Trust D		$3,724	$201		$	-	$3,925

The Trusts are legally precluded from selling the investments in debt securities, except in the case of a call of the Bonds as discussed in
Note 3.

Note 3.	Collateralized mortgage obligation bonds:

Collateralized mortgage obligation bonds at March 31, 2002 and December 30, 2001 consist of the following:

					Mar. 31		Dec. 30
					2002		2001
----------------------------------------------------------------------
Trust B:
Class 4 - 9.00%, stated maturity
	October 1, 2016			$	-	$	3,879
======================================================================

Trust D:
Class 3 - 8.60%, stated maturity
	March 1, 2017			$	3,744	$	4,200
======================================================================

Trust E:
Class 4 - 9.00%, stated maturity
	January 1, 2018			$	-	$	11,876
Unamortized discount				-		(136)
----------------------------------------------------------------------
					$	-	$	11,740
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

Each Trust's Bonds are subject to a special redemption, in whole or in part, if, as a result of substantial payments of principal on the underlying mortgage loans and/or low reinvestment yields, the Trusts determine that the amount of cash anticipated to be on deposit in the Collection Accounts on the next payment date might be insufficient to make required payments on the Bonds. Any such redemption would not exceed the principal amount of Bonds that would otherwise be required to be paid on the next payment date. As a result, a special redemption of Bonds will not result in a payment to bondholders more than two months earlier than the payment date on which such payment would otherwise have been received. The Bonds are not otherwise subject to call at the option of the Trusts except that Trust D's Class 3 Bonds may be redeemed in whole, but not in part, at the Trust's option on any payment date on or after March 1, 2002, or on any earlier payment date if the aggregate outstanding principal amount of the Class 3 Bonds is less than 10 percent of its aggregate initial principal amount of $14,600.

Any such redemptions at the option of the Trusts shall be at a price equal to 100 percent of the unpaid principal amount of such Bonds plus accrued interest.

Trust D's Bonds are scheduled to be redeemed June 1, 2002.


Note 4.	Assets pledged:

Trust D's Bonds are collateralized by GNMA and FNMA certificates and the Collection Account. Collections on the certificates are used to meet the quarterly Bond interest payments and to reduce the outstanding principal balance on the Bonds.






			-15-
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

Trust E purchased from an affiliate, Weyerhaeuser Mortgage Company, GNMA certificates which were used to collateralize the Bonds. The purchase was at par value, less the purchase discount. The purchase was financed with the proceeds received from the Bond issuances and a note due to Weyerhaeuser Mortgage Company. The note accrued interest at Bank of America's prime rate and compounded interest annually.
Both the principal and interest related to the Weyerhaeuser Mortgage Company payable was paid off by Weyerhaeuser Financial Services, Inc., (the Beneficial Owner) in March 1997, in anticipation of the sale of Weyerhaeuser Mortgage Company to an unrelated third party by Weyerhaeuser Financial Services, Inc. and Weyerhaeuser Company. In August 1997, Weyerhaeuser Financial Services, Inc. contributed capital to Trust E, increasing the Beneficial Owner's interest.

Certain ongoing administrative and accounting functions are provided by the Beneficial Owner at no cost to each Trust.


Note 6.	Results of operations:

All results of operations will be transferred to the Beneficial Owner of the Trusts. Mortgage Securities III Corporation will be responsible for all tax liabilities incurred relating to the Trusts' operations.

Note 7.	Subsequent Event:

	Trust D's Bonds are scheduled to be redeemed June 1, 2002.

			-16-